Form 10-Q
period 2010-03-31
MERU NETWORKS INC
filed 2010-05-12
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34659

Meru Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0049840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

894 Ross Drive

Sunnyvale, California 94089

(408) 215-5300

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0005, outstanding as of April 30, 2010 was 15,909,653.

MERU NETWORKS INC.

Item 1.	Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,974	$21,283
Accounts receivable, net	6,018	5,967
Receivable from initial public offering	59,051	—
Inventory	2,747	2,833
Deferred inventory costs, current portion	3,559	4,547
Prepaid expenses and other current assets	669	1,382

Total current assets	87,018	36,012
Property and equipment, net	656	698
Deferred inventory costs, net of current portion	851	1,419
Other assets	297	283

TOTAL ASSETS	$88,822	$38,412

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,219	$3,310
Accrued liabilities	7,533	6,989
Long-term debt, current portion	7,784	11,447
Deferred revenue, current portion	16,358	18,864
Warrant liability	50,590	18,939

Total current liabilities	86,484	59,549
Long-term debt, net of current portion	1,427	2,808
Deferred revenue, net of current portion	5,051	6,248

Total liabilities	92,962	68,605

Commitments and Contingencies (Note 5)

Convertible preferred stock, $0.0005 par value — 118,476,760 shares authorized; 103,776,161 and 110,032,788 shares issued and outstanding as of March 31, 2010 and December 31, 2009	123,278	125,255

STOCKHOLDERS’ DEFICIT:
Common stock, $0.0005 par value — 19,230,769 shares authorized; 5,469,607 and 414,118 shares issued and outstanding as of March 31, 2010 and December 31, 2009	3	1
Additional paid-in capital	67,034	3,211
Accumulated other comprehensive loss	(23)	(43)
Accumulated deficit	(194,432)	(158,617)

Total stockholders’ deficit	(127,418)	(155,448)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$88,822	$38,412

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for share and per share amounts)

	Three months Ended March 31,
	2010	2009
REVENUES:
Products	$13,738	$8,824
Support and services	2,152	993
Ratable products and services	3,729	5,506

Total revenues	19,619	15,323

COSTS OF REVENUES:
Products	4,781	3,494
Support and services	353	93
Ratable products and services	2,100	2,639

Total costs of revenues	7,234	6,226

Gross profit	12,385	9,097

OPERATING EXPENSES:
Research and development	2,777	2,385
Sales and marketing	7,391	6,359
General and administrative	2,345	1,668

Total operating expenses	12,513	10,412

Loss from operations	(128)	(1,315)
Interest expense, net	(254)	(704)
Other expense, net	(35,383)	(72)

Loss before provision for income taxes	(35,765)	(2,091)
Provision for income taxes	50	49

Net loss	(35,815)	(2,140)
Accretion on convertible preferred stock	—	221

Net loss attributable to common stockholders	$(35,815)	$(1,919)

Net loss per share of common stock, basic and diluted	$(74.19)	$(5.14)

Shares used in computing net loss per share of common stock, basic and diluted	482,778	373,064

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,815)	$(2,140)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	139	140
Stock-based compensation	532	146
Adjustment of fair value of warrant liability	35,186	(3)
Accrued interest on convertible promissory notes	—	201
Amortization of debt issuance costs	29	34
Bad debt expense	(46)	23
Changes in operating assets and liabilities:
Accounts receivable, net	(5)	(430)
Inventory	86	406
Deferred inventory costs	1,556	2,216
Prepaid expenses and other assets	(1,145)	(104)
Accounts payable	909	80
Accrued liabilities	551	(33)
Deferred revenue	(3,703)	(4,114)

Net cash used in operating activities	(1,726)	(3,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(97)	—

Net cash used in investing activities	(97)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	97	26
Proceeds from exercise of convertible preferred stock warrants	513	—
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	14,067
Proceeds from issuance of convertible promissory notes	—	3,170
Proceeds from long-term debt	2,486	8,411
Repayment of long-term debt	(7,559)	(9,670)

Net cash (used in) provided by financing activities	(4,463)	16,004

Effect of exchange rate changes on cash and cash equivalents	(23)	10

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,309)	12,436
CASH AND CASH EQUIVALENTS — Beginning of period	21,283	5,172

CASH AND CASH EQUIVALENTS — End of period	$14,974	$17,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$255	$486

Cash paid for income taxes	$66	$17

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes to Series E convertible preferred stock	$—	$14,821

Proceeds from initial public offering	$59,051	$—

Conversion of convertible preferred stock to common stock	$6,025	$—

Reclassification of warrant liability to convertible preferred stock upon exercise of warrants	$3,535	$—

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru”) was incorporated in Delaware in January 2002. Meru and its wholly owned subsidiaries (collectively, the “Company”) develop and market a virtualized wireless LAN solution. The Company’s solution is built around its System Director Operating System which runs on its controllers and access points. The Company offers additional products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are sold through value added resellers, and distributors, as well as the Company’s sales force.

Reverse Stock Split — In March 2010, the Company’s board of directors approved a 13-for-1 reverse stock split of the Company’s common stock. All common stock data and stock option information in this report have been adjusted to reflect the reverse split. In addition, the conversion ratios of the Company’s Series A-1, B, C, D and E convertible preferred stock have also been adjusted to reflect the effect of the reverse split.

Initial Public Offering — On March 30, 2010, the Company completed its initial public offering whereby the Company sold 3,575,000 shares of common stock at a price of $15.00 per share. The shares began trading on the NASDAQ Global Market on March 31, 2010. Also on March 31, 2010, the Company’s underwriters exercised their overallotment option to purchase another 658,017 shares of common stock. As part of the offering, 811,784 shares of common stock, as converted, were also sold by existing shareholders at $15.00 per share. Included in the amounts sold by the existing shareholders were 795,836 shares of common stock which were converted from 8,770,054 shares of convertible preferred stock immediately prior to the initial public offering. The $59.1 million in proceeds from the initial public offering, which includes proceeds from the underwriter overallotment option and is net of underwriting discounts and commissions but before offering expenses, were recorded as a receivable as of March 31, 2010 as the proceeds were received on April 6, 2010, which was the closing date of the offering. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock at each series of convertible preferred stock’s respective conversion rate as adjusted for the 13-for-1 reverse stock split.

Basis of Presentation — These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Meru and its wholly owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, with the SEC on March 31, 2010. The condensed consolidated balance sheet as of December 31, 2009, included herein, was derived from the audited financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2010 and December 31, 2009, the Company’s results of operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to March 31, 2010 or to the three months ended March 31, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.

Use of Estimates — The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, fair value of common stock, stock-based compensation expense, and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has a limited operating history, it may experience fluctuations in its revenues and operating results, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to increase market awareness of its brand and products and develop and expand its sales channels, the continued development of demand for wireless networks, its long and unpredictable sales cycle, declining average sales prices for its products, varying gross margins of its products and services, any inability of the Company to forecast customer demand accurately in making purchase decisions, its reliance on channel partners to generate a substantial majority of its revenues and the potential failure of these partners to perform, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, new or modified in regulations related to its products, and any inability of the Company to raise additional funds in the future.

Concentration of Supply Risk — The Company relies on third parties to manufacture its products, and depends on them for the supply and quality of its products. Quality or performance failures of the Company’s products or changes in its manufacturers’ financial or business condition could disrupt the Company’s ability to supply quality products to its customers and thereby have a material and adverse effect on its business and operating results. Some of the components and technologies used in the Company’s products are purchased and licensed from a single source or a limited number of sources. The loss of any of these suppliers may cause the Company to incur additional transition costs, result in delays in the manufacturing and delivery of its products, or cause it to carry excess or obsolete inventory and could cause it to redesign its products. The Company relies on a third party for the fulfillment of its customer orders, and the failure of this third party to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products, which could adversely affect the Company’s business.

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for estimated potential credit losses.

Warranty — The Company generally provides a one-year warranty on product sales and estimated warranty costs are recorded during the period of sale. The Company establishes warranty reserves based on estimates of product warranty return rates and expected costs to repair or to replace the products under warranty. The warranty provision is recorded as a component of costs of products revenues in the condensed consolidated statements of operations.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2010 is as follows (in thousands):

Three months ended March 31, 2010
Accrued warranty — beginning of period	$194
Warranty costs incurred	(23)
Provision for warranty	54

Accrued warranty — end of period	$225

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that changes the accounting for arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under these new accounting standards. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently assessing the impact that the adoption of these standards will have on its condensed consolidated financial statements.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Specifically, this amendment will require an entity to disclose separately the amounts of significant transfers in and out of Levels I and II fair value measurements and to describe the reasons for the transfers; and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level III inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level II and Level III inputs. The Company has included these additional disclosures in the footnotes to these condensed consolidated financial statements.

2. Inventory

Inventory as of March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$2,390	$2,373
Channel inventory	357	460

Inventory	$2,747	$2,833

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Net Loss Per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share of common stock excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options to purchase common stock, common stock subject to repurchase, warrants to purchase convertible preferred stock and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2010 and 2009 (in thousands, except for share and per share amounts):

	Three months ended March 31,
	2010	2009
Net loss attributable to common stockholders	$(35,815)	$(1,919)

Shares used in computing net loss per share of common stock, basic and diluted	482,778	373,064

Net loss per share of common stock, basic and diluted	$(74.19)	$(5.14)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three months ended March 31,
	2010	2009
Convertible preferred stock	10,338,841	10,908,892
Stock options to purchase common stock	2,737,490	1,077,191
Common stock subject to repurchase	8,270	9,399
Convertible preferred stock warrants	113,058	449,010
Common stock warrants	4,120,936	3,343,162

4. Fair Value of Financial Instruments

Due to their short-term nature, the carrying amounts of the Company’s financial instruments reported in the condensed consolidated financial statements, which include cash, cash equivalents, accounts receivable and accounts payable, approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the long-term debt approximates fair value.

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data that requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist only of cash equivalents. The Company’s liabilities that are measured at fair value on a recurring basis consist of the warrant liability and a penalty provision.

All of the Company’s cash equivalents, which include money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The Company does not have any Level II instruments, or instruments valued based on other observable inputs. The Company’s warrant liability and penalty provision are classified within Level III of the fair value hierarchy.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2010 and 2009, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	March 31, 2010				December 31, 2009
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$5,099	$5,099	$—	$—	$6,598	$6,598	$—	$—

Liabilities:
Warrant liability	$50,590	$—	$—	$50,590	$18,939	$—	$—	$18,939
Penalty provision	—	—	—	—	150	—	—	150

The changes in the value of the warrant liability and penalty provision during the three months ended March 31, 2010 were as follows (in thousands):

Three months ended March 31, 2010
Fair value - beginning of period	$19,089
Exercise of Series E convertible preferred stock warrants	(3,535)
Realized gain on release of penalty provision	(150)
Change in fair value	35,186

Fair value - end of period	$50,590

The valuation of the warrants is discussed in Note 6.

5. Commitments and Contingencies

Operating Leases — The Company leases office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2011. In addition, the Company leases space for a research and development facility in Bangalore, India pursuant to a noncancelable operating lease that expires in October 2012. The Company also leases office space for sales offices in multiple locations around the world under noncancelable operating leases that expire at various dates through 2012.

Litigation — The Company is subject to various claims arising in the ordinary course of business. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on the business, operating results, cash flows or financial position of the Company.

Third parties have from time to time claimed, and others may claim in the future that the Company has infringed their past, current or future intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business, operating results, cash flows and financial position.

Indemnifications — Under the indemnification provisions of the Company’s standard sales contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay any judgments entered on such claims. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. To date, there have been no material claims under such indemnification provisions.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Warrants for Convertible Preferred Stock and Common Stock

Series E

In connection with the convertible promissory notes issued during 2008 and 2009, the Company issued warrants to purchase 4,035,256 shares of Series E convertible preferred stock (“Series E”). The Series E warrants are exercisable immediately and carry an exercise price equal to $0.70 per share. During the three months ended March 31, 2010, warrants to purchase 3,268,004 shares of Series E were exercised, of which 730,085 Series E warrants were cash exercises and the other 2,537,919 Series E warrants were exercised utilizing a cashless exercise provision. The Company received cash in the amount of $513,000 for the cash exercises and issued 730,085 shares of Series E. The Company issued 1,501,897 shares of series E as a result of the cashless exercises during the three months ended March 31, 2010. The remaining warrants as of March 31, 2010 were subsequently exercised in April 2010.

In June 2009, the Company issued a warrant to purchase 475,587 shares of Series E to a placement agent in accordance with the completion of the Series E equity financing in March 2009. The warrant is exercisable immediately and carries an exercise price equal to $0.70 per share. During the three months ended March 31, 2010, this Series E warrant was exercised utilizing a cashless exercise provision and the placement agent received 281,445 shares of Series E and warrants to purchase 36,582 shares of common stock with exercise prices ranging from $9.78 to $11.74 per share.

The Company determined the fair value of the Series E warrants as of March 31, 2010 and 2009 using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2010	March 31, 2009
Dividend rate	0%	0%
Risk-free interest rate	0.2%	1.4%
Expected life (in years)	0.1	4.2
Expected volatility	53.9%	62.2%

The relative fair value of the Series E warrants in the amount of $1.2 million was recorded in the consolidated balance sheet as a warrant liability upon issuance and, subsequently, the fair value of the Series E warrants was remeasured to fair value. As of March 31, 2010 and December 31, 2009, the warrant liability related to the Series E warrants was $769,000 and $2.0 million. The change in fair value of the warrants resulted in a charge to other expense, net in the amount of $2.7 million and $165,000 during the three months ended March 31, 2010 and 2009. As of March 31, 2010, warrants to purchase 767,252 shares of Series E had not been exercised and were still outstanding.

Series B

In September 2005, in connection with a borrowing arrangement with a venture lending company, the Company issued a warrant to purchase 541,346 shares of Series B convertible preferred stock (“Series B”). The Series B warrant is exercisable immediately, carries an exercise price equal to $0.74 per share and a contractual term of seven years from the date of issuance. The Company determined the fair value of the Series B warrant as of March 31, 2010 and 2009 using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2010	March 31, 2009
Dividend rate	0%	0%
Risk-free interest rate	1.3%	1.4%
Expected life (in years)	2.5	3.5
Expected volatility	67.1%	62.2%

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The relative fair value of the Series B warrant of $503,000 was recorded in the consolidated balance sheets as a warrant liability and debt discount. As of March 31, 2010 and December 31, 2009, the warrant liability related to the series B warrants was $535,000 and $175,000. The change in fair value of the warrant resulted in a charge through other expense, net in the amount of $360,000 during the three months ended March 31, 2010 and a gain through other expense, net in the amount of $425,000 during the three months ended March 31, 2009. The related debt discount was amortized to interest expense over the life of the borrowing arrangement of approximately two years. As of March 31, 2010, the Series B warrant had not been exercised and was still outstanding.

Warrants for Common Stock — In connection with bank borrowings in January and November 2007, the Company issued to the lender warrants to purchase a total of 76,922 shares of the Company’s common stock. These warrants were exercisable upon issuance, have an exercise price of $8.32 per share, and expire on the earlier of November 2017 or within three years following the occurrence of an underwritten public offering of the Company’s common stock. The Company estimated the total relative fair value of the warrants to be $456,000 upon issuance using the Black-Scholes option-pricing model with the following assumptions: 62.2% volatility, 10 year contractual life of the warrant, 0% dividend yield, and 4.1% risk-free interest rate. The fair value of these common stock warrants was recorded through stockholders’ equity upon issuance. As of March 31, 2010, these warrants had not been exercised and were still outstanding.

In connection with the convertible promissory notes issued during 2008 and 2009 and the Series E financing that took place in 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During the three months ended March 31, 2010, the Company issued another 36,582 common stock warrants with a fair value of $446,000 on the date of issuance as a result of the exercise of a Series E warrant. These common stock warrants are exercisable immediately, carry exercise prices ranging from $9.78 to $11.74 and expire in 2014.

Because these common stock warrants are potentially redeemable for cash under certain change in control provisions and include certain variable terms outside of the control of the Company, these common stock warrants are recorded at fair value and are subject to remeasurement at each balance sheet date with any changes in fair value being recognized in other expense, net on the condensed consolidated statements of operations. The Company determined the fair value of these common stock warrants as of March 31, 2010 and 2009 using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2010	March 31, 2009
Dividend rate	0%	0%
Risk-free interest rate	2.1%	1.7%
Expected life (in years)	3.9	4.9
Expected volatility	62.6%	62.2%

The relative fair value of the common stock warrants was recorded in the consolidated balance sheet as a warrant liability upon issuance and, subsequently, the fair value of the common stock warrants is remeasured to fair value. As of March 31, 2010 and December 31, 2009, the warrant liability related to these common stock warrants was $49.3 million and $16.7 million. The change in fair value of the warrants resulted in a charge through other expense, net in the amount of approximately $32.1 million and $257,000 during the three months ended March 31, 2010 and 2009. As of March 31, 2010, these warrants to purchase 4,044,014 shares of common stock had not been exercised and were still outstanding. In March, 2010, these common stock warrants were amended to remove the cash redemption feature and the other variable terms outside of the Company’s control effective upon the closing of the Company’s initial public offering which occurred on April 6, 2010. Upon the closing of the initial public offering, the related warrant liability was reclassified to additional paid-in capital and will no longer be remeasured to fair value.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock Options

As of March 31, 2010, the Company had one stock-based compensation plan, the 2002 Stock Incentive Plan (the “2002 Plan”). The Company’s stock-based compensation expense was $532,000 and $146,000 during the three months ended March 31, 2010 and 2009. The total stock-based compensation expense consisted of stock-based compensation expense for stock options granted to employees of $524,000 and $144,000 and nonemployees of $8,000 and $2,000 for the three months ended March 31, 2010 and 2009.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three months ended March 31, 2010 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term is derived from historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award.

Expected Volatility — The expected volatility was based on the historical stock volatilities of several of the Company’s publicly listed peers over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Fair Value of Common Stock — Prior to the Company’s initial public offering, the fair value of the shares of common stock underlying the stock options was determined by the board of directors because there was no public market for the Company’s common stock. The board of directors therefore determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Following the initial public offering, the fair value of the underlying common stock will be determined based on the list price for the Company’s common stock as noted on the Nasdaq on the grant date.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected Dividend — The Company has never paid dividends and does not expect to pay dividends.

Forfeiture Rate — The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated by the Company, the Company may be required to record adjustments to stock-based compensation expense in future periods.

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Dividend rate	0%	0%
Risk-free interest rate	2.9%	2.0%
Expected term (in years)	5.6	6.1
Expected volatility	61.0%	62.2%

A summary of the option activity under the 2002 Plan and changes for the three months ended March 31, 2010 is presented below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2009	196,803	2,190,173	$5.82	8.4	$7,183
Authorized	461,538	—
Granted	(613,593)	613,593	9.10
Forfeited	38,423	(38,423)	7.30
Exercised	—	(27,853)	3.48

Outstanding — March 31, 2010	83,171	2,737,490	$6.56	8.6	$34,516

Vested and expected to vest — March 31, 2010		1,547,145	$5.58	8.0	$21,021
Vested — March 31, 2010		842,607	$3.61	6.8	$13,111

Additional information regarding the Company’s stock options outstanding and vested as of March 31, 2010 is summarized below:

	Options Outstanding			Options Vested
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$0.91 - $4.94	812,506	6.6	$2.56	615,055	$1.96
$7.80 - $7.80	1,190,527	9.4	7.80	135,113	7.80
$8.32 - $13.00	734,457	9.4	8.98	92,439	8.47

$0.91 - $13.00	2,737,490	8.6	6.56	842,607	3.61

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2010, total compensation cost related to unvested stock-based awards granted to employees under the 2002 Plan, but not yet recognized, was $3.4 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 3.3 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Common Stock Subject to Repurchase — The Company has allowed employees to exercise options prior to vesting. The Company has the right to repurchase these options at the original purchase price paid by the employee for any unvested (but issued) shares of common stock upon the termination of the employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability on the condensed consolidated balance sheets. The shares and liability are reclassified into equity on a pro rata basis as the options vest. The shares subject to repurchase are not deemed to be issued for accounting purposes until those shares vest.

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the three months ended March 31, 2010 are as follows:

Shares
Shares subject to repurchase — December 31, 2009	7,051

Exercise of options prior to vesting	3,373
Vesting of options exercised early	(2,154)
Unvested shares repurchased	—

Shares subject to repurchase — March 31, 2010	8,270

Stock Option Activity for Nonemployees — During the three months ended March 31, 2010, the Company issued options to nonemployees for the purchase of 28,653 shares of common stock in exchange for services. These options were issued with an exercise price of $9.10 per share. These options vest monthly over four years. The Company accounts for these options as variable awards. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term. During the three months ended March 31, 2009, no options were issued to non-employees.

Total stock-based compensation related to nonemployees was $8,000 and $2,000 for the three months ended March 31, 2010 and 2009.

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”). A total of 730,770 shares of common stock were reserved for future issuance under the ESPP, which became effective on the effective date of our registration statement on Form S-1 for the initial public offering. The price of stock purchased under the ESPP shall be the lower of 85% of the fair market value of the Company’s common stock on the date the shares may be purchased or 85% of the fair market value of the Company’s common stock on the last trading day of the applicable offering period. As of March 31, 2010, there were no participants in the ESPP. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, such number of shares equal to the lesser of (i) one percent (1%) of the outstanding shares of the Company on such date or (ii) a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010.

8. Information about Geographic Areas

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure which is the development and marketing of wireless infrastructure solutions.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

Revenues

	Three months ended March 31,
	2010	2009
Americas	$14,490	$11,531
EMEA	4,224	2,733
Asia Pacific	905	1,059

Total	$19,619	$15,323

The Americas’ revenues in the table above includes revenues from customers in the United States of $13.3 million and $11.3 million for the three months ended March 31, 2010 and 2009.

The following table sets forth long-lived assets by geographic area (in thousands):

Long-Lived Assets

	March 31, 2010	December 31, 2009
United States	$599	$642
India	56	54
Japan	1	2

Total	$656	$698

9. Income Taxes

The Company’s provision for income taxes was $50,000 and $49,000 for the three months ended March 31, 2010 and 2009, consisting primarily of provisions for foreign income taxes.

As of March 31, 2010 and December 31, 2009, the Company had $1.5 million of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact our effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2008 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

10. Subsequent Events

In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the initial public offering on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, stock units and stock appreciation rights.

In March 2010, the Company filed a certificate of amendment to its restated certificate of incorporation to effect a 13-for-1 reverse stock split and to change the automatic conversion provisions of the Series A-1, B, C, D and E convertible preferred stock to common stock upon the closing of the initial public offering on April 6, 2010. In addition, the amendment to the restated certificate of incorporation changed the number of authorized common stock to 150,000,000 shares and preferred stock to 5,000,000 shares both with a par value of $0.0005 per share.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of the conversion upon the closing of the initial public offering, the 103,776,161 shares of convertible preferred stock outstanding as of March 31, 2010 converted into 10,338,841 shares of common stock. As discussed in Note 6, warrants to purchase 767,252 shares of Series E were exercised after March 31, 2010 and resulted in the issuance of 51,238 shares of common stock after the conversion of the Series E upon the closing of the initial public offering.

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, the Company filed a declaratory relief action against Extricom Ltd. in the Federal District Court located in Northern California seeking a declaration that the Company is not infringing the Extricom patent and that the patent is invalid. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to estimate the potential financial impact this action could have on us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Overview

We provide a virtualized wireless LAN solution that cost-effectively optimizes the enterprise network to deliver the performance, reliability, predictability and operational simplicity of a wired network, with the advantages of mobility. Our solution represents an innovative approach to wireless networking that utilizes virtualization technology to create an intelligent and self-monitoring wireless network. We sell a virtualized wireless LAN solution built around our System Director™ Operating System, which runs on our controllers and access points. We also offer additional products designed to deliver centralized network management, predictive and proactive diagnostics and enhanced security.

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by over 3,000 customers worldwide in many markets, including education, finance, government, healthcare, hospitality, manufacturing, retail, technology, telecom, transportation and utilities.

We outsource the manufacturing of our hardware products, including all of our access points and controllers, to original design manufacturers and contract manufacturers. We also outsource the warehousing and delivery of our products to a third-party logistics provider in the United States for worldwide fulfillment.

Our products and support services are sold worldwide, primarily through value added resellers, or VARs, and distributors, which serve as our channel partners. We employ a sales force that is responsible for managing sales within each geographic territory in which we market and sell our products.

Since inception, we have expended significant resources on our research and development operations. Our research and development activities were primarily conducted at our headquarters in Sunnyvale, California until 2005, when we significantly expanded our research and development operations in Bangalore, India. In 2006, we began developing products specifically to leverage the capabilities of a new wireless communication standard promulgated by the Institute of Electrical and Electronics Engineers, or IEEE, the 802.11n standard, and began commercial shipments of our 802.11n products in the second half of 2007.

We believe several emerging trends and developments will be integral to the future growth of our business. The growing number of wireless devices and the increased expectations of the users of these devices are driving demand for better performing wireless networks. Enterprises increasingly view wireless networks as a means to deliver better service to their customers and increase the productivity of their workforce, and as a result, they are shifting from the casual use of wireless networks to the strategic use of wireless networks for business-critical applications. Further, enterprises are increasingly realizing that wireless networks designed to optimize the 802.11n standard can deliver the capacity and performance to support their business-critical applications.

Our ability to capitalize on emerging trends and developments will depend, in part, on our ability to execute our growth strategy of increasing the recognition of our brand and the effectiveness of our solution, expanding the adoption of our solution across markets, and expanding and leveraging our relationships with the channel partners. Our ability to achieve and maintain profitability in the future will be affected by, among other things, the continued acceptance of our products, the timing and size of orders, the average selling prices for our products and services, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.

Our revenues grew from $1.1 million in 2005 to $69.5 million in 2009 and were $19.6 million in the three months ended March 31, 2010. We have incurred losses since inception as we grow our business and invest in research and development, sales and marketing, and administrative functions. As of March 31, 2010 and December 31, 2009, we had an accumulated deficit of $194.4 million and $158.6 million.

Vendor Specific Objective Evidence

Our recognition of revenues in a particular period depends on the satisfaction of specific revenue recognition criteria, which we describe in more detail below. The manner in which we recognize our revenues has changed significantly over time, in particular in 2008 and 2009, based on when we established vendor specific objective evidence of fair value, or VSOE, for our support services. These changes have had a significant impact on the timing of when we recognize revenues from sales of our products and services. Generally, upon establishing VSOE for support services for a customer or class of customers, our total recognized revenues from sales to these customers increased in subsequent periods because we were able to recognize all of the products revenues from these sales in these periods once all revenue recognition criteria were satisfied, and we were no longer required to defer the recognition of products revenues over the support period. We also continued to recognize ratable products and services revenues from sales to customers made prior to establishing VSOE for support services. This impact will decrease over time as our deferred revenue balance declines from the time we established VSOE for support services. This has a related impact on the timing of our costs of revenues and gross profit in prior periods because we generally recognize the costs of revenues in the same period in which we recognize the associated revenues. When reviewing our financial performance and making period-to-period comparisons, you should consider the impact that the timing of our establishment of VSOE for support services had on our financial results, including the amount of our revenues and costs of revenues.

Components of Revenues, Costs of Revenues and Operating Expenses

Revenues. We derive our revenues from sales of our products, and support and services. Our total revenues are comprised of the following:

•

Product Revenues – We generate product revenues from sales of our software and hardware products, which primarily consist of our System Director Operating System running our access points and controllers, as well as additional software applications.

•

Support and Services Revenues – We generate support and services revenues primarily from service contracts for our MeruAssure customer support program, which includes software updates, maintenance releases and patches, telephone and internet access to our technical support personnel and hardware support. We also generate support and services revenues from the professional and training services that we provide to our VARS, distributors and customers.

•

Ratable Products and Services Revenues – We recognize ratable products and services revenues from sales of our products and services in circumstances where VSOE for support services being provided cannot be segregated from the value of the entire sales arrangement, or where we have provided technical support or unspecified software upgrades outside of contractual terms. In these cases, revenues are deferred and recognized ratably over either the economic life of the product or the contractual period. As of January 1, 2009, we established VSOE for support services for all our channel partners and customers, and we no longer offer support outside of contractual terms, and therefore, we are able to recognize product revenues and support and services revenues separately.

For periods prior to April 1, 2008, we provided technical support and unspecified software upgrades to certain VARs, distributors and customers outside of the contractual terms, or implied support services. For these periods, we deferred revenue recognition and recognized revenues ratably over the implied support services period, which we determined was equal to the economic life of the product. However, for one particular channel partner to which we commenced shipments of our products in the first quarter of 2007, we established VSOE for support services that we sold to this channel partner. As such, we separately recognized the revenues attributable to our products and services sold to this channel partner when all revenue recognition criteria have been met.

Beginning on April 1, 2008, we determined that we had established VSOE for support services for all sales to distributors. Accordingly, for sales of our products to our distributors we recognize revenues when all revenue recognition criteria have been met. We recognize revenues for sales of our support services to distributors on a straight-line basis over the support period, which typically ranges from one year to three years. A substantial majority of our revenues are derived from sales to distributors, and therefore, establishing VSOE for support services for sales to distributors on April 1, 2008 had a significant impact on the timing of our revenue recognition.

On January 1, 2009, we established VSOE for support services for all VARs and customers. Assuming we maintain VSOE for our support services in the future, we expect the amount of ratable products and services revenues and our costs of ratable products and services revenues to decrease over time and eventually to be eliminated. In addition, if we maintain VSOE for our support services, we will report the amount of our revenues under our product revenues or support services revenues line items, as applicable, and incur costs of revenues under our costs of product revenues or costs of services revenues line items, as applicable.

Deferred Revenue. Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. Invoiced products and services represent the total amount of our products and services sold in a particular period. Deferred revenue from such arrangements increases each quarter by the amount of invoiced products and services in that quarter and decreases by the amount of product revenues, support and services revenues and ratable products and services revenues recognized in that quarter. However, because we established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times throughout our history, our revenues and deferred revenue are difficult to compare on a period-over-period basis.

Costs of Revenues. Our total cost of revenues is comprised of the following:

•

Costs of product revenues – A substantial majority of the costs of product revenues consist of third-party manufacturing costs and component costs. Our costs of product revenues also includes shipping costs, third-party logistics costs, write-offs for excess and obsolete inventory and warranty costs.

•

Costs of services and support revenues – Costs of services and support revenues are primarily comprised of personnel costs associated with our technical support, professional services and training teams.

•

Costs of ratable products and services revenues – Costs of ratable products and services revenues are comprised primarily of deferred costs of product revenues and an allocation of costs of services revenues.

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries and benefits for our employees. Professional services consist of outside legal and accounting services and information technology and other consulting costs. We expect our operating expenses to continue to grow in absolute dollars in the near term, although they are likely to fluctuate as a percentage of revenues.

Research and Development Expenses

Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. We are devoting substantial resources to the continued development of additional functionality for our existing products and the development of new products.

Sales and Marketing Expenses

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, travel costs, cost for marketing programs and facilities costs. We plan to continue to invest in sales and marketing, including our VARs and distributors, and increase the number of our sales personnel worldwide.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology function. Professional services consist of outside legal and accounting services and information technology consulting costs. We expect to incur significant additional accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, including the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Expense, net. Interest expense, net consists primarily of interest expense on our outstanding debt and interest income on cash balances.

Other Expense, net. Other expense, net consists primarily of charges to record fair value adjustments for our warrants to purchase convertible preferred stock and warrants to purchase common stock.

Our outstanding warrants are classified as a liability on our condensed consolidated balance sheets and any changes in fair value are recognized as a component of other expense, net. Upon the closing of our initial public offering on April 6, 2010, the outstanding warrants to purchase our convertible preferred stock or common stock will no longer be carried as liabilities and the related liability will be reclassified to additional paid-in capital. Accordingly, we will no longer be required to adjust the liability to its fair value.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could potentially have a significant impact on our consolidated financial statements: Revenue recognition; Stock-based compensation; Fair value of financial instruments; Inventory; and Income taxes.

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2010 as compared to those disclosed in our prospectus filed pursuant to rule 424(b) under the Securities Act with the Securities and Exchange Commission on March 31, 2010.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2010		2009
REVENUES:
Products	$13,738	70.0%	$8,824	57.6%
Support and services	2,152	11.0	993	6.5
Ratable products and services	3,729	19.0	5,506	35.9

Total revenues	19,619	100.0	15,323	100.0

COSTS OF REVENUES:
Products	4,781	24.4	3,494	22.8
Support and services	353	1.8	93	0.6
Ratable products and services	2,100	10.7	2,639	17.2

Total costs of revenues	7,234	36.9	6,226	40.6

Gross profit	12,385	63.1	9,097	59.4

OPERATING EXPENSES:
Research and development	2,777	14.2	2,385	15.6
Sales and marketing	7,391	37.7	6,359	41.5
General and administrative	2,345	12.0	1,668	10.9

Total operating expenses	12,513	63.8	10,412	68.0

Loss from operations	(128)	(0.7)	(1,315)	(8.6)
Interest expense, net	(254)	(1.3)	(704)	(4.6)
Other expense, net	(35,383)	(180.4)	(72)	(0.5)

Loss before provision for income taxes	(35,765)	(182.3)	(2,091)	(13.6)
Provision for income taxes	50	0.3	49	0.3

Net loss	$(35,815)	(182.6)%	$(2,140)	(14.0)%

Revenues

Our total revenue increased by $4.3 million, or 28%, to $19.6 million during the three months ended March 31, 2010, from $15.3 million during the three months ended March 31, 2009 primarily as a result of improved economic conditions which contributed to significant revenue growth in both the Americas and EMEA.

Product revenues increased by $4.9 million, or 56%, to $13.7 million during the three months ended March 31, 2010, from $8.8 million during the three months ended March 31, 2009. The increase was primarily a result of an increase in sales of our 802.11n new generation products and increases in sales in EMEA during the three months ended March 31, 2010.

Support and services revenues increased by $1.2 million, or 117%, to $2.2 million during the three months ended March 31, 2010, from $1.0 million during the three months ended March 31, 2009. The increase in support and services revenues is a result of increased product and first-year support sales combined with the renewal of support contracts by existing customers and also as the result of the establishment of VSOE for all support services as of January 1, 2009. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $1.8 million, or 32%, to $3.7 million during the three months ended March 31, 2010, from $5.5 million during the three months ended March 31, 2009. This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $1.0 million, or 16%, to $7.2 million during the three months ended March 31, 2010, from $6.2 million during the three months ended March 31, 2009. Overall gross margins improved to 63% from 59% in the year-ago period as product margin improved significantly while gross margin on the combination of support and services and ratable revenue margins remained consistent at 58%.

Our product gross margins increased to 65% during the three months ended March 31, 2010 from 60% during the three months ended March 31, 2009. This increase in the product gross margin was primarily the result of a favorable product mix and economies of scale as we grew our revenues.

Operating Expenses

Our operating expenses increased by $2.1 million, or 20%, to $12.5 million during the three months ended March 31, 2010, from $10.4 million during the three months ended March 31, 2009, but decreased as a percentage of revenue from 68% during the three months ended March 31, 2009 to 64% during the three months ended March 31, 2010. The decrease as a percentage of revenues is primarily due to economies of scale as we sustained our revenue growth. The absolute dollar increase was primarily due to an increase in personnel costs caused by higher levels of headcount during the three months ended March 31, 2010 as compared to the prior year period.

Research and Development Expenses

Research and development expenses increased by $0.4 million, or 16%, to $2.8 million during the three months ended March 31, 2010, from $2.4 million during the three months ended March 31, 2009. The increase is primarily due to the increase in research and development personnel costs during the three months ended March 31, 2010.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.0 million, or 16%, to $7.4 million during the three months ended March 31, 2010, from $6.4 million during the three months ended March 31, 2009. The increase is primarily due to the increase in sales and marketing personnel costs and the increase in public relations and branding expenses during the three months ended March 31, 2010.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 41%, to $2.3 million during the three months ended March 31, 2010, from $1.7 million during the three months ended March 31, 2009. The increase is primarily due to the increase in general and administrative personnel costs during the three months ended March 31, 2010.

Interest Expense, net

Interest expense, net decreased by $0.4 million, or 64% to $0.3 million during the three months ended March 31, 2010, from $0.7 million during the three months ended March 31, 2009. This decrease is primarily due to the decrease in the principal balances for our outstanding long-term debt and the conversion of our convertible promissory notes in March 2009.

Other Expense, net

Other expense, net increased by $35.3 million to $35.4 million during the three months ended March 31, 2010, from $0.1 million during the three months ended March 31, 2009. This increase is primarily due to the increase in the fair value of our warrants to purchase convertible preferred stock and common stock and the related adjustment to the warrant liability in the amount of $35.2 million during the three months ended March 31, 2010. Upon the closing of our initial public offering on April 6, 2010, the outstanding warrants to purchase our convertible preferred stock or common stock will no longer be carried as liabilities and the related liability will be reclassified to additional paid-in capital. Accordingly, we will no longer be required to adjust the liability to its fair value.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, long-term debt and our credit facility. From 2007 through March 31, 2010, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We have also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million and net proceeds of $2.5 million from our line of credit facility. In April 2010, we received $59.1 million upon the closing of our initial public offering, representing the gross proceeds of the offering less underwriter commissions and discounts.

As of March 31, 2010, we had debt outstanding in the amount of $9.2 million. Our debt agreements contain certain affirmative and negative covenants, including restrictions with respect to payment of cash dividends, merger or consolidation, changes in the nature of our business, disposal of assets and obtaining additional loans. Our debt agreements also contain certain financial covenants and cross default provisions whereby a default, including a violation of covenants, under the terms of one agreement would result in a default under the other agreement. As of March 31, 2010, we were in compliance with our debt covenants. Our debt agreements are collateralized by all of our assets. In the event we fail to comply with our debt covenants, the amounts outstanding under our debt agreements would become due and payable absent a waiver by our lender, which could materially and adversely affect our liquidity.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operations as we continue to expand our business. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. Our largest source of operating cash flows is cash collections from our customers. Cash used in operating activities was $1.7 million and $3.6 million during the three months ended March 31, 2010 and 2009.

Cash used in operating activities of $1.7 million during the three months ended March 31, 2010 reflected a net loss of $35.8 million, offset by non-cash charges of $35.8 million, $35.2 million of which relates to the increase in the fair value of the common stock underlying our warrants. The increase in our net operating assets and liabilities was primarily a result of a decrease of $3.7 million in deferred revenue partially offset by a decrease of $1.6 million in deferred inventory costs.

Cash used in operating activities of $3.6 million during the three months ended March 31, 2009 reflected a net loss of $2.1 million. The increase in our net operating assets and liabilities was primarily a result of a decrease of $4.1 million in deferred revenue partially offset by a decrease of $2.2 million in deferred inventory costs as we established VSOE for support services for all customers on January 1, 2009.

Cash Flows from Investing Activities

Our investing activities have consisted of our capital expenditures. To date, we have not had significant capital expenditures.

Cash used in investing activities during the three months ended March 31, 2010 was $0.1 million as a result of our capital expenditures.

There were no cash flows from investing activities during the three months ended March 31, 2009.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of convertible preferred stock, the incurrence of long-term debt and the use of a line of credit facility. As of March 31, 2010, we had outstanding debt of $9.2 million. We currently pay approximately $0.5 million per month in principal and interest payments on our long-term debt not including payments made on our line of credit facility. We currently expect to continue to use our line of credit facility consistent with past practices.

During the three months ended March 31, 2010, cash used in financing activities was $4.5 million primarily as a result of net proceeds and repayment on our long-term debt of $5.1 million, partially offset by proceeds from the exercise of warrants on convertible preferred stock and from the exercise of stock options of $0.6 million.

During the three months ended March 31, 2009, cash provided by financing activities was $16.0 million primarily as a result of the issuance of convertible preferred stock and warrants, and the issuance of convertible promissory notes of $17.2 million, partially offset by the net effect of proceeds and repayment on our long-term debt of $1.3 million.

Capital Resources

We believe our existing cash and cash equivalents combined with the amounts available under our line of credit facility and the proceeds to us from the sale of our common stock in our initial public offering, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities and overall economic conditions.

Contractual Obligations

We are obligated to make principal and interest payments on our long-term debt including our line of credit facility. The interest rates on our long-term debt are variable and may adjust periodically based on changes in the prime rate. As of March 31, 2010, our obligation to make principal, interest, and other payments on debt totaled $10.1 million.

As of March 31, 2010, we had operating lease obligations of $1.5 million, of which the longest remaining lease expires in 2012, and outstanding purchase commitments of $3.5 million due within the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that changes the accounting for arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under these new accounting standards. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We are currently assessing the impact that the adoption of these standards will have on our consolidated financial statements.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Specifically, this amendment will require an entity to disclose separately the amounts of significant transfers in and out of Levels I and II fair value measurements and to describe the reasons for the transfers; and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level III inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level II and Level III inputs. We have included these additional disclosures in the footnotes to the accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

All of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British Pound Sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended March 31, 2010, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $15.0 million and $21.3 million as of March 31, 2010 and December 31, 2009. These amounts were held primarily in cash deposits and money market funds. Cash and cash equivalents are held for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

As of March 31, 2010 and December 31, 2009, the principal amount of our long-term debt outstanding, including our credit facility, was $9.2 million and $14.3 million. The interest rates on our long-term debt are variable and may adjust periodically based on changes in the prime rate. During the three months ended March 31, 2010, a 10% appreciation or depreciation in the prime rate would not have had a material impact on our interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims arising in the ordinary course of business. Although no assurance may be given, we believe that we are not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, operating results, cash flows or financial position.

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their past, current or future intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes to our products or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business, results of operations, cash flows and financial position.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this document, including our consolidated financial statements and related notes included elsewhere in this document, before making an investment decision. If any of the following risks is realized, our business, financial condition, and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to predict our future operating results.

We were incorporated in January 2002 and began commercial shipments of our products in December 2003. As a result of our limited operating history, it is very difficult to forecast our future operating results. We face challenges in our business and financial planning as a result of the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to more mature companies with longer operating histories. These uncertainties make it difficult to predict our future operating results. If the assumptions we use to plan our business are incorrect or change in reaction to a change in our markets, our financial results could suffer.

We have incurred significant losses since inception, and could continue to incur losses in the future.

We have incurred significant losses since our inception, including net losses of $35.8 million and $2.1 million during the three months ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, we had an accumulated deficit of $194.4 million and $158.6 million. These losses have resulted principally from costs incurred in our research and development programs, sales and marketing programs, and non-cash adjustments to the fair value of our warrant liability. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

Fluctuations in our revenues and operating results could cause the market price of our common stock to decline.

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future. It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. Our operating results are affected by a number of factors, including:

•	our sales volume;

•	fluctuations in demand for our products and services, including seasonal variations;

•	average selling prices and the potential for increased discounting of products by us or our competitors;

•	the timing of revenue recognition in any given period as a result of revenue recognition guidance under the accounting principles generally accepted in the U.S.;

•	our ability to forecast demand and manage lead times for the manufacturing of our products;

•	shortages in the availability of components used in our products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to develop and maintain relationships with our channel partners;

•	our ability to develop and introduce new products and product enhancements that achieve market acceptance;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	changes in the regulatory environment for the certification and sale of our products;

•

claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or the requirement to pay damages or expenses associated with any such claims; and

•	general economic conditions in our domestic and international markets.

Further, as a result of customer buying patterns, historically we have received a substantial portion of a quarter’s sales orders and generated a substantial portion of a quarter’s revenues during the last two weeks of the quarter. If expected revenues at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our inability to deliver products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory properly in a way to meet demand, or our inability to release new products on schedule, our revenues for that quarter could be materially and adversely affected and could fall below market expectations.

As a result of the above factors, or other factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

We compete in a rapidly evolving market, and the failure to respond quickly and effectively to changing market requirements could cause our business and operating results to decline.

The wireless networking market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. In order to deliver a competitive wireless LAN, our virtualized wireless LAN solution must be capable of operating with an ever increasing array of wireless devices and an increasingly complex network environment. In addition, our products are designed to be compatible with industry standards for communications over wireless networks. As new wireless devices are introduced and standards in the wireless networking market evolve, we may be required to modify our products and services to make them compatible with these new products and standards. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. We may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

We must increase market awareness of our brand and our solution and develop and expand our sales channels, and if we are unsuccessful, our business, financial condition and operating results could be adversely affected.

We must improve the market awareness of our brand and solution and expand our relationships with our channel partners in order to increase our revenues. We intend to continue to add personnel and to expend resources in our sales and marketing functions as we focus on expanding awareness of our brand and our solution, capitalizing on our market opportunities and increasing our sales. Further, we believe that we must continue to develop our relationships with new and existing channel partners to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve sales of our solution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. If we are unable to significantly increase the awareness of our brand and solution, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our business, financial condition and results of operations could be materially and adversely affected.

If the demand for wireless networks does not continue to develop as we anticipate, demand for our virtualized wireless LAN solution may not grow as we expect.

The success of our business depends on enterprises continuing to adopt wireless networks for use with their business-critical applications. The market for enterprise-wide wireless networks has only developed in recent years as enterprises have deployed wireless networks to take advantage of the convenient access to the network that they provide. As businesses seek to run their business-critical applications on these wireless networks, they recognize the limitations of other wireless solutions and the need for our virtualized wireless LAN solution. Ultimately, however, enterprises may not elect to deploy wireless networks and may not elect to run their business-critical applications on a wireless network. Accordingly, demand for our solution may not continue to develop as we anticipate, or at all.

We compete in highly competitive markets, and competitive pressures from existing and new companies may harm our business and operating results.

The markets in which we compete are highly competitive and influenced by the following competitive factors:

•	performance, reliability and predictability of wireless networking solutions;

•	initial price and total cost of ownership;

•	comprehensiveness of the solution;

•	ability to provide quality customer service and support;

•	interoperability with other devices;

•	scalability of solution;

•	ability to provide secure mobile access to the network; and

•	ability to bundle wireless products with other networking offerings.

We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenues and prospects for growth.

A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we. Our competitors with larger volumes of orders and more diverse product offerings may require our VARs and distributors to stop selling our products, or to reduce their efforts to sell our products, which could harm our business and results of operations. In addition, certain of our competitors offer, or may in the future offer, more diverse product offerings and may be able to bundle wireless products with other networking offerings. Potential customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless networking products from an existing supplier rather than a new supplier, regardless of product performance or features.

We expect increased competition if our market continues to expand. Conditions in our markets could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Motorola’s acquisition of Symbol Technologies and Hewlett-Packard’s acquisition of Colubris Networks. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers’ willingness to purchase from such companies.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. For example, we received a letter in February 2010 alleging that our products infringe upon patents of one of our competitors that has a large patent portfolio and substantial resources. In February 2010, we also received a letter from another competitor inviting us to license certain of its patents. In March 2010, we received a letter alleging that our products infringe upon a patent of another one of our competitors and an invitation to license the patent. We may enter into protracted and expensive litigation as a result of these letters and other claims made against us in the future. Much of our business relies on, and many of our products incorporate, proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our major competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We protect our proprietary information and technology through licensing agreements, nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries. These protections may not be available in all cases or may be inadequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of India, where we conduct significant research and development activities, do not protect our proprietary rights to the same extent as the laws of the U.S. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Our competitors may independently develop technologies that are substantially equivalent, or superior, to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property.

We have a limited patent portfolio. To date, we have not applied for patent protection outside of the U.S. While we plan to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

•	current or future U.S. or future foreign patent applications will be approved;

•	our issued patents will protect our intellectual property and not be held invalid or unenforceable if challenged by third parties;

•	we will succeed in protecting our technology adequately in all key jurisdictions in which we or our competitors operate;

•	the patents of others will not have an adverse effect on our ability to do business; or

•	others will not independently develop similar or competing products or methods or design around any patents that may be issued to us.

The failure to obtain patents with claims of a scope necessary to cover our technology, or the invalidation or our patents, or our inability to protect any of our intellectual property, may weaken our competitive position and may materially and adversely affect our business and results of operations.

Our sales cycles can be long and unpredictable. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our virtualized wireless LAN solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our solution. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our virtualized wireless LAN solution are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially and adversely affected.

The average sales prices of our products may decrease.

The average sales prices for our products may decline for a variety of reasons, including competitive pricing pressures, a change in our mix of products, anticipation of the introduction of new products or promotional programs. The markets in which we compete are highly competitive and we expect this competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. For example, some of our large competitors who provide network switching equipment may offer a wireless overlay network at very low prices or on a bundled basis. Furthermore, average sales prices for our products have typically decreased over product life cycles. A decline in our average selling prices in excess of our expectations may harm our operating results.

We expect gross margin to vary over time, and our level of gross margin may not be sustainable.

Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	increased price competition;

•	changes in customer or product and service mix;

•	introduction of new products;

•	our ability to reduce production costs;

•	increases in material or labor costs;

•	excess inventory, inventory holding charges and obsolescence charges;

•	the timing of revenue recognition and revenue deferrals;

•	changes in our distribution channels or with our channel sales partners;

•	increased warranty costs; and

•	inbound shipping charges.

As a result of any of these factors, or other factors, our gross margin may be adversely affected, which in turn would harm our operating results.

We rely on channel partners to generate a substantial majority of our revenues. If our partners fail to perform, our operating results could be materially and adversely affected.

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and value-added resellers, or VARs. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Our channel partners may be unsuccessful in marketing, selling and supporting our products and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our VARs or distributors. In these cases, our channel partners may stop selling our products completely. New sales channel partners may take several months or more to achieve significant sales. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, violate laws or our corporate policies. If we fail to effectively manage our existing or future sales channel partners, our business would be seriously harmed.

We base our inventory purchase decision on our forecasts of customers’ demand, and if our forecasts are inaccurate, our operating results could be materially harmed.

We place orders with our manufacturers based on our forecasts of our customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to rush the manufacture and delivery of additional inventory. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may purchase more inventory than we are able to sell when we expect to or at all. As a result, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory against demand would adversely affect our operating results.

Our virtualized wireless LAN solution incorporates complex technology and may contain defects or errors, which could cause harm to our reputation and adversely affect our business.

Our virtualized wireless LAN solution incorporates complex technology and must operate with a significant number and types of wireless devices, which attempt to run new and complex applications in a variety of environments that utilize different wireless communication industry standards. Our products have contained and may in the future contain defects or errors. In some cases, these defects or errors have delayed the introduction of our new products. Some errors in our products may only be discovered after a product has been installed and used by customers. These issues are most prevalent when new products are introduced into the market. Any errors or defects discovered in our products, after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, damage to our brand and reputation, and increased service and warranty cost, any of which could materially and adversely affect our business and operating results.

We could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products.

If we fail to develop new products and enhancements to our virtualized wireless LAN solution, we may not be able to remain competitive.

We must develop new products and continue to enhance our virtualized wireless LAN solution to meet rapidly evolving customer requirements. If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. In addition, as new mobile applications are introduced, our success may depend on our ability to provide a solution that supports these applications.

We design our products to comply with standards established by various standards bodies, such as the Institute of Electrical and Electronics Engineers, Inc., or IEEE. As new industry standards emerge, we could be required to invest a substantial amount of resources to develop new products that comply with these standards. For example, we devoted a substantial amount of our research and development resources to design a virtualized wireless LAN solution that could optimize the performance allowed by the recently ratified 802.11n standard. If we are not able to adapt to new or changing standards that are ratified by the IEEE or other standards bodies, our ability to sell our products may be adversely affected and we may not realize the benefits of our research and development efforts.

Our research and development efforts of new products and technologies are time-consuming, costly and complex. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction of products that are competitive in the marketplace, this could materially and adversely affect our business and operating results.

Although certain technical problems experienced by users may not be caused by our virtualized wireless LAN solution, our business and reputation may be harmed if users perceive our solution as the cause of a slow or unreliable network connection.

Our solution has been deployed in many different environments and is capable of providing wireless access to many different types of wireless devices operating a variety of applications. The ability of our virtualized wireless LAN solution to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting in a wireless device, which is not a problem caused by the network. Although certain technical problems experienced by users may not be caused by our solution, users often perceive the underlying cause to be a result of poor performance of the wireless network. This perception, even if incorrect, could harm our business and reputation.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.

We derive a significant portion of our revenues from customers outside the U.S. During the three months ended March 31, 2010 and 2009, 32% and 26% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

In addition, we have a research and development facility located in India, and we expect to expand our offshore development efforts and general and administrative functions within India and possibly in other countries. We have sales and support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries.

Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	heightened exposure to political instability, war and terrorism;

•	reduced protection for intellectual property rights in some countries;

•	the need to localize our products for international customers; and

•	increased cost of terminating employees in some countries.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

Another significant risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act, or FCPA. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. Although we have implemented limited procedures designed to ensure compliance with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.

Our use of and reliance on research and development resources in India may expose us to unanticipated costs or events.

We have a significant research and development center in Bangalore, India and, in recent years, have increased headcount and development activity at this facility. There is no assurance that our reliance upon research and development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our research and development efforts and other operations in India involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering personnel due to intense competition for such resources and resulting wage inflation;

•	the knowledge transfer related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;

•	heightened exposure to change in the economic, security and political conditions in India;

•	fluctuations in currency exchange rates and regulatory compliance in India; and

•	interruptions to our operations in India as a result of floods and other natural catastrophic events as well as manmade problems such as power disruptions or terrorism.

Difficulties resulting from the factors above and other risks related to our operations in India could expose us to increased expense, impair our development efforts and harm our competitive position.

If we are unable to hire, integrate and retain qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Our inability to attract, integrate or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. Competition for highly skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel, including the San Francisco Bay Area and India. We may not be successful in attracting qualified personnel to fulfill our current or future needs.

In addition, several members of our management team have recently joined us. For example, our Senior Vice President of Worldwide Sales and Services joined us in September 2009, our Senior Vice President of Marketing joined us in September 2009, our General Counsel joined us in November 2009, our Vice President of Human Resources joined us in December 2009, and our Senior Vice President of Service Providers joined us in January of 2010. If we cannot effectively integrate key employees, the execution of our business strategy may be significantly delayed or may not occur.

None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. The loss of services of key employees could significantly delay or prevent the achievement of our strategic objectives, which could adversely affect our business and operating results.

We rely on third parties to manufacture our products, and depend on them for the supply and quality of our products.

We outsource the manufacturing of our products, and are therefore subject to the risk that our third-party manufacturers do not provide our customers with the quality and performance that they expect from our products. Our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. We must also accurately predict the number of products that we will require. If we overestimate our requirements, our manufacturers may assess charges, or we may incur liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, if we underestimate our requirements, our manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenues. Quality or performance failures of our products or changes in our manufacturers’ financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our business and operating results.

Some of the components and technologies used in our products are purchased and licensed from a single source or a limited number of sources. The loss of any of these suppliers may cause us to incur additional transition costs, result in delays in the manufacturing and delivery of our products, or cause us to carry excess or obsolete inventory and could cause us to redesign our products.

While supplies of our components are generally available from a variety of sources, we currently depend on a single source or limited number of sources for several components for our products. For example, the chipsets that we use in our products are currently available only from a limited number of sources, with whom neither we nor our manufacturers have entered into supply agreements. We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice, could have a material adverse effect on our business. For example, our access points incorporate certain technology that we license from Atheros Communications, Inc., or Atheros. We have entered into a license agreement with Atheros, and such license agreement automatically renews for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. In the event our license agreement with Atheros is terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the license agreement and redesign of certain of our products could materially and adversely affect our business.

As there are no other sources identical to these components and technologies, if we lost any of these suppliers, we could be required to transition to a new supplier, which could increase our costs, result in delays in the manufacturing and delivery of our products or cause us to carry excess or obsolete inventory, and we could be required to redesign our hardware and software in order to incorporate components or technologies from alternative sources.

In addition, for certain components for which there are multiple sources, we are still subject to potential price increases and limited availability due to market demand for such components. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts. If such shortages occur in the future, our business would be adversely affected. We carry very little inventory of our products, and we and our manufacturers rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturers rely on purchase orders rather than long-term contracts with these suppliers, and as a result, even if available, we or our manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which would have a material and adverse effect on our business, operating results and financial condition.

We rely on a third party for the fulfillment of our customer orders, and the failure of this third party to perform could have an adverse effect upon our reputation and our ability to distribute our products, which could cause a material reduction in our revenues.

We use a third party to hold our inventory and fulfill our customer orders. If our third-party fulfillment agent fails to perform, our ability to deliver our products and to generate revenues would be adversely affected. The failure of our third-party logistics provider to deliver products in a timely manner could lead to the dissatisfaction of our channel partners and customers and damage our reputation, which may cause our channel partners or customers to cancel existing agreements with us and to stop doing business with us. In addition, this reliance on a third-party logistics provider also may impact the timing of our revenue recognition if our logistics provider fails to deliver orders during the prescribed time period. Although we believe that alternative logistics providers are readily available in the market, in the event we are unexpectedly forced to change providers we could experience short-term disruptions in our delivery and fulfillment process that could adversely affect our business.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material and adverse effect on our business and results of operations.

Once our products are deployed within our customers’ networks, they depend on our support organization to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant affect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory, fair value of financial instruments, allowance for doubtful accounts, and accounting for income taxes.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products incorporate encryption technology and are subject to United States export controls, and may be exported outside the U.S. only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

In addition, we have implemented limited procedures to ensure our compliance with export regulations, and if our export compliance procedures are not effective, we could be subject to civil or criminal penalties, which could lead to a material fine or sanction that could have an adverse effect on our business and results of operations.

Our use of open source software could impose limitations on our ability to commercialize our products.

Our products contain software modules licensed for use from third-party authors under open source licenses, including the GNU Public License, the GNU Lesser Public License, the Apache License and others. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business and operating results.

If we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results could be negatively affected.

Our future growth, if it occurs, could place significant demands on our management, infrastructure and other resources. We may need to increasingly rely on information technology, or IT, systems, some of which we do not currently have significant experience in operating, to help manage critical functions. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results may be negatively impacted. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenues, expenses and earnings, or to prevent certain losses. Any future growth would add complexity to our organization and require effective coordination within our organization. Failure to manage any future growth effectively could result in increased costs and harm our business.

Our revenues may decline as a result of changes in public funding of educational institutions.

We have historically generated a substantial portion of our revenues from sales to educational institutions. Public schools receive funding from local tax revenue, and from state and federal government through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. We believe that the funding for a substantial portion of our sales to educational institutions comes from federal funding, in particular the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connections costs for eligible public educational institutions. In the event that the federal government reduces the amounts dedicated to the E-Rate program in future periods, or eliminates the program completely, our sales to educational institutions may be reduced. Furthermore, if state or local funding of public education is significantly reduced because of legislative changes or by fluctuations in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.

In the future we may acquire other businesses, products or technologies. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. We may also face additional challenges, because acquisitions entail numerous risks, including:

•	difficulties in the integration of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition transaction;

•	the diversion of management’s attention from the regular operations of the business and the challenges of managing larger and more widespread operations;

•	adverse effects on new and existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses; and

•	delays in realizing or failure to realize the benefits of an acquisition.

Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target is acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur significant acquisition-related expenses;

•	assume contingent liabilities; or

•	expend significant cash.

Our business, operating results and growth rates may be adversely affected by unfavorable economic or market conditions.

Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will at least remain at close to current levels. We cannot be assured of the level of IT spending, however, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products involves a significant commitment of capital and other resources, therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. For example, we believe that the recent economic downturns in the U.S. and international markets adversely affected our business as customers and potential customers reduced costs by reducing or delaying purchasing decisions. Any unfavorable economic or market conditions could materially and adversely affect our results of operations.

We are exposed to the credit risk of our VARs, distributors and customers, which could result in material losses and negatively impact our operating results.

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the U.S. and, because of local customs or conditions, longer in some markets outside the U.S. If any of our VARs, distributors or customers becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with our recent initial public offering or otherwise in the future, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. We may not be able to utilize a material portion of the NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by the following:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in, the research and development tax credit laws;

•	transfer pricing adjustments including the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles; or

•

changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have a material and adverse effect on our operating results and financial condition.

New regulations or changes in existing regulations related to our products may result in unanticipated costs or liabilities, which could have a material and adverse effect on our business, results of operations and future sales, and could place additional burdens on the operations of our business.

Our products are subject to governmental regulations in a variety of jurisdictions. If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and there could be a material adverse effect on our business and results of operations. For example, radio emissions are subject to regulation in the U.S. and in other countries in which we do business. In the U.S., various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions standards.

In addition, our wireless communication products operate through the transmission of radio signals. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could become more burdensome and could have a material and adverse effect on our business and results of operations.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as power disruptions or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. We also have significant research and development activities in India and facilities in Japan, regions known for typhoons, floods and other natural disasters. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, our other facilities or where our ODMs and channel partners are located, could have a material adverse impact on our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our or our customers’ businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our research and development activities that are coordinated between our corporate headquarters in the San Francisco Bay Area and our facility in India. Any disruption to our internal communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could delay our research and development efforts. To the extent that such disruptions result in delays or cancellations of customer orders, our research and development efforts or the deployment of our products, our business and operating results would be materially and adversely affected.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents, combined with the amounts available under our line of credit facility and the proceeds to us from the sale of our common stock in our initial public offering, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	commercialize new products; and

•	acquire companies and in-license products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for such funding requirements and overall economic conditions.

If we require additional funds in the future, such funds may not be available on acceptable terms, or at all.

We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

We are incurring and will continue to incur significant increased costs as a result of operating as a public company, our management has limited experience managing a public company, and our management has been and will continue to be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, for the fiscal year ending on December 31, 2011, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent auditor to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed for the fiscal year ending on December 31, 2011 may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance related issues. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. If we are unable to retain enough independent directors to our board of directors to meet the listing standards of the Nasdaq by the deadlines set by the exchange, it could affect our continued listing on the exchange.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile. Further, you may not be able to resell shares of our common stock at or above the price you paid.

Prior to our initial public offering, there was no public market for shares of our common stock, and an active public market for these shares may not develop or be sustained going forward. In addition, the trading price of our common stock is likely to be highly volatile after our initial public offering and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated variation in anticipated results of operations of us or our competitors;

•	announcements by us or our competitors of new products, new or terminated significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	any major change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our initial public offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock or do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Further, securities analysts may elect not to provide research coverage of our common stock and such lack of research coverage may adversely affect the market price of our common stock.

Insiders have substantial control over us and will be able to influence corporate matters.

As of March 31, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate more than a majority of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Currently, only the shares of our common stock sold in our initial public offering by us and the selling stockholders are freely tradable, without restriction, in the public market. Each of our directors and officers, and holders of substantially all of our outstanding equity securities, has entered into lock-up agreements with the underwriters or us that restrict their ability to sell or transfer their shares for 180 days from March 31, 2010, although in most instances they may be extended for up to an additional 34 days under certain circumstances. After the lock-up agreements expire, based on shares outstanding as of March 31, 2010, up to an additional 10,864,852 shares of common stock will be eligible for sale in the public market. In addition, 2,737,490 shares of common stock that are subject to outstanding options as of March 31, 2010 will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

Certain provisions of our certificate of incorporation and bylaws and of Delaware law may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our certificate of incorporation and bylaws and of Delaware law may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our certificate or incorporation and bylaws include, among other things, the following:

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	stockholder action can only be taken at a special or regular meeting and not by written consent;

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	allowing only our board of directors to fill vacancies on our board of directors; and

•	supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None

(b) On March 30, 2010, our registration statement on Form S-1 (File No. 333-163859) was declared effective in connection with our initial public offering, pursuant to which we registered the offering and sale of 3,575,000 shares of common stock by us and the sale of 811,784 shares of common stock by selling stockholders and the additional sale pursuant to the underwriters’ overallotment option for an additional 658,017 shares of common stock by us, at a public offering price of $15.00 per share. On April 6, 2010, all shares registered under the registration statement were sold. The managing underwriter was Merrill Lynch, Pierce, Fenner & Smith Incorporated. The offering closed on April 6, 2010.

The offering did not terminate until after the sales of all of the securities registered on the registration statement. As a result of the offering, the Company received net proceeds of $59.1 million, which includes proceeds from the underwriter overallotment option and is net of underwriting discounts and commissions but before offering expenses. Our offering expenses and the underwriting discounts and commissions were not direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.

The net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

(c) None

Item 4.	Reserved

Item 5.	Other Information

Adoption of Executive Officer Bonus Plan

On May 10, 2010, the Compensation Committee (the “Committee”) of the Board of Directors of Meru Networks, Inc. (the “Company”) approved our Executive Officer Bonus Plan, or the Plan, which became effective immediately upon approval. Each executive officer, with the exception of Mr. Cross, has been assigned a targeted bonus value, set as a percentage of his base salary for fiscal year 2010 (and set forth in detail below). The executive officer may earn more or less than his targeted value based on the extent to which specified performance goals are achieved; provided, however that the total bonus amount available under this Plan is capped at 200% of the targeted bonus value. Mr. Glenn Cross, our Senior Vice President of Worldwide Sales, Support and Services, will not participate in the Plan in fiscal year 2010. The performance targets consist of two primary company-wide performance metrics: revenue and operating profit.

Revenue

The primary component of the Executive Officer Bonus Plan, or 70% of the overall bonus award, is tied to achievement of the revenue target. We refer to this portion of the Plan as the Revenue Bonus. In order for any amounts to be payable under the Revenue Bonus, the revenue target must be met at a level of at least 90% of the target. For achievement between 90% and 100% of the revenue target, the Revenue Bonus will start at a payout of 50% of the target Revenue Bonus amount and will increase on at straight line basis according to the percentage of achievement up to 100%. For example, if we achieve the operating plan revenue target at a level of 95% of the target, the Revenue Bonus will be payable at a level of 75% of the target Revenue Bonus amount. If we exceed the revenue target for fiscal year 2010, the Revenue Bonus will also increase on a straight line basis according to the percentage of achievement. For example, if we attain 105% of the revenue target, the amount of the Revenue Bonus will be 105%.

Operating Profit

A portion of the Plan, or 30% of the overall bonus award, is tied to our operating profit for the fiscal year 2010. We refer to this portion of the Plan as the Operating Profit Bonus. For the Operating Profit Bonus to be paid, we must meet the Minimum Profit Amount. If we achieve the Minimum Profit Amount, the amount of the Operating Profit Bonus will be calculated on a straight line basis starting at 1% upon achievement of the Minimum Profit Amount and up to 100% upon achievement of the Target Profit Amount. If our operating profit for fiscal year 2010 exceeds the Target Profit Amount, the Operating Profit Bonus will also increase on a straight line basis according to the percentage of achievement. For example, if we attain 105% of the Target Profit Amount, the amount of the Profit Bonus will be 105%. Under the Plan, our operating profit will be measured on a non-GAAP basis, excluding stock-based compensation expense and warrant expense.

Additional Terms

Our executive officers, other than Mr. Cross, are also eligible to receive an increased Revenue Bonus if our revenue exceeds the revenue target and the Target Profit Amount is achieved. If the Target Profit Amount is achieved, for revenue target achievement above 100%, an accelerator will be applied to calculate the Revenue Bonus amount, such that the percentage of any revenue achievement in excess of 100% will be multiplied by five. For example, if we achieve 102% of the revenue target, the amount of the Revenue Bonus will be 110% of the target Revenue Bonus amount, provided that the Target Profit Amount has been met.

We do not publicly disclose our revenue and operating profit targets under the Plan because such information is an integral part of our business plan, and as such is highly confidential commercial and business information. Disclosing these targets would provide competitors and other third parties with insights into our planning process and would therefore cause competitive harm. At the time the Board of Directors set the targets in the Plan, it believed the targets were challenging but achievable based on its review of our operating plan and its assessment of our industry and general economic environment.

The target and maximum bonuses for fiscal year 2010 under the Plan based on the current salaries for each executive officer, other than Mr. Cross, are as follows:

Name	Target Bonus Amount	Maximum Target Bonus Amount
Ihab Abu-Hakima President and CEO	$262,500	$525,000

Brett White Chief Financial Officer	$139,000	$278,000

Dr. Vaduvur Bharghavan Chief Technical Officer	$135,000	$270,000

Item 6.	Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(a) Exhibits

The following exhibits are filed herewith:

3.1(a)	Restated Certificate of Incorporation (Filed as Exhibit 3.1(b) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

3.2(a)	Amended and Restated Bylaws (Filed as Exhibit 3.2(b) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

4.1	Form of Class A Warrant to purchase Common Stock, as amended. (Filed as Exhibit 4.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

4.2	Form of Class B Warrant to purchase Common Stock, as amended. (Filed as Exhibit 4.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

4.3	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd. (Filed as Exhibit 4.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

4.4	Class B Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd. (Filed as Exhibit 4.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

10.1	2010 Stock Incentive Plan. (Filed as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

10.2	2010 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 31, 2010, and incorporated herein by reference).

10.3	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto. (Filed as Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2010, and incorporated herein by reference).

10.4	Form of Change of Control Agreement. (Filed as Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2010, and incorporated herein by reference).

10.5	Forms of Agreements under 2010 Stock Incentive Plan.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	The information contained in Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2010

MERU NETWORKS, INC.

By:	/s/ BRETT WHITE
Brett White Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Restated Certificate of Incorporation (Filed as Exhibit 3.1(b) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

3.2(a)	Amended and Restated Bylaws (Filed as Exhibit 3.2(b) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

4.1	Form of Class A Warrant to purchase Common Stock, as amended. (Filed as Exhibit 4.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

4.2	Form of Class B Warrant to purchase Common Stock, as amended. (Filed as Exhibit 4.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

4.3	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd. (Filed as Exhibit 4.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

4.4	Class B Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd. (Filed as Exhibit 4.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

10.1	2010 Stock Incentive Plan and form of agreements thereunder. (Filed as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010, and incorporated herein by reference).

10.2	2010 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 31, 2010, and incorporated herein by reference).

10.3	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto. (Filed as Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2010, and incorporated herein by reference).

10.4	Form of Change of Control Agreement. (Filed as Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2010, and incorporated herein by reference).

10.5	Forms of Agreements under 2010 Stock Incentive Plan.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	The information contained in Exhibits 32.1 and 32.2 is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.