Form 10-Q
period 2010-06-30
MERU NETWORKS INC
filed 2010-08-06
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0005, outstanding as of July 30, 2010 was 15,913,359.

MERU NETWORKS INC.

Item 1.	Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,280	$21,283
Accounts receivable, net	5,914	5,967
Inventory	3,134	2,833
Deferred inventory costs, current portion	2,868	4,547
Prepaid expenses and other current assets	1,014	1,382

Total current assets	83,210	36,012
Property and equipment, net	674	698
Deferred inventory costs, net of current portion	283	1,419
Other assets	335	283

TOTAL ASSETS	$84,502	$38,412

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,108	$3,310
Accrued liabilities	8,153	6,989
Long-term debt, current portion	7,955	11,447
Deferred revenue, current portion	14,674	18,864
Warrant liability	—	18,939

Total current liabilities	33,890	59,549
Long-term debt, net of current portion	—	2,808
Deferred revenue, net of current portion	3,740	6,248

Total liabilities	37,630	68,605

Commitments and Contingencies (Note 5)

Convertible preferred stock, $0.0005 par value — No shares and 118,476,760 shares authorized as of June 30, 2010 and December 31, 2009; no shares and 110,032,788 shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	125,255

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0005 par value — 5,000,000 and no shares authorized as of June 30, 2010 and December 31, 2009; no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.0005 par value — 150,000,000 and 19,230,769 shares authorized as of June 30, 2010 and December 31, 2009; 15,912,234 and 414,118 shares issued and outstanding as of June 30, 2010 and December 31, 2009	8	1
Additional paid-in capital	240,450	3,211
Accumulated other comprehensive loss	(55)	(43)
Accumulated deficit	(193,531)	(158,617)

Total stockholders’ equity (deficit)	46,872	(155,448)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$84,502	$38,412

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Products	$15,279	$10,933	$29,017	$19,757
Support and services	2,708	1,331	4,860	2,324
Ratable products and services	2,915	4,811	6,644	10,317

Total revenues	20,902	17,075	40,521	32,398

COSTS OF REVENUES:
Products	5,255	4,263	10,036	7,757
Support and services	618	147	971	240
Ratable products and services	1,517	2,503	3,617	5,142

Total costs of revenues	7,390	6,913	14,624	13,139

Gross profit	13,512	10,162	25,897	19,259

OPERATING EXPENSES:
Research and development	3,059	2,315	5,836	4,700
Sales and marketing	8,124	6,258	15,515	12,617
General and administrative	2,670	1,796	5,015	3,464

Total operating expenses	13,853	10,369	26,366	20,781

Loss from operations	(341)	(207)	(469)	(1,522)
Interest expense, net	(224)	(424)	(478)	(1,128)
Other income (expense), net	1,523	(1,648)	(33,860)	(1,720)

Income (loss) before provision for income taxes	958	(2,279)	(34,807)	(4,370)
Provision for income taxes	57	49	107	98

Net income (loss)	901	(2,328)	(34,914)	(4,468)
Accretion on convertible preferred stock	—	—	—	221

Net income (loss) attributable to common stockholders	$901	$(2,328)	$(34,914)	$(4,247)

Net income (loss) per share of common stock:
Basic	$0.06	$(6.20)	$(4.43)	$(11.35)

Diluted	$0.05	$(6.20)	$(4.43)	$(11.35)

Shares used in computing net income (loss) per share of common stock:
Basic	15,219,636	375,203	7,890,099	374,121

Diluted	18,196,368	375,203	7,890,099	374,121

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,914)	$(4,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283	277
Stock-based compensation	1,506	281
Adjustment of fair value of warrant liability	33,620	1,614
Accrued interest on convertible promissory notes	—	201
Amortization of debt issuance costs	58	68
Bad debt expense	(46)	23
Changes in operating assets and liabilities:
Accounts receivable, net	99	(2,175)
Inventory	(301)	989
Deferred inventory costs	2,815	4,249
Prepaid expenses and other assets	(354)	(225)
Accounts payable	(202)	552
Accrued liabilities	1,641	363
Deferred revenue	(6,698)	(7,209)

Net cash used in operating activities	(2,493)	(5,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(259)	(23)

Net cash used in investing activities	(259)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net	57,234	—
Proceeds from exercise of stock options	170	29
Proceeds from exercise of convertible preferred stock warrants	716	—
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	20,632
Proceeds from issuance of convertible promissory notes	—	3,170
Proceeds from long-term debt	4,986	12,534
Repayment of long-term debt	(11,344)	(13,934)

Net cash provided by financing activities	51,762	22,431

Effect of exchange rate changes on cash and cash equivalents	(13)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,997	16,948
CASH AND CASH EQUIVALENTS — Beginning of period	21,283	5,172

CASH AND CASH EQUIVALENTS — End of period	$70,280	$22,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$420	$1,015

Cash paid for income taxes	$66	$37

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes to Series E convertible preferred stock	$—	$14,821

Conversion of convertible preferred stock to common stock	$130,257	$—

Reclassification of warrant liability to convertible preferred stock option exercise of warrants	$4,285	$—

Reclassification of warrant liability to additional paid-in capital upon closing of initial public offering	$48,274	$—

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

Reverse Stock Split — In March 2010, the Company’s board of directors approved a 13-for-1 reverse stock split of the Company’s common stock. All common stock data and stock option information in this report have been adjusted to reflect the reverse split. In addition, any reference to the conversion ratios of the Company’s Series A-1, B, C, D and E convertible preferred stock reflect the effect of the reverse split.

Initial Public Offering — On March 30, 2010, the Company sold 3,575,000 shares of common stock at a price of $15.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on March 31, 2010. Also on March 31, 2010, the Company’s underwriters exercised their overallotment option to purchase another 658,017 shares of common stock. As part of the offering, 811,784 shares of common stock, as converted, were also sold by existing shareholders at $15.00 per share. Included in the amounts sold by the existing shareholders were 795,836 shares of common stock which were converted from 8,770,054 shares of convertible preferred stock immediately prior to the initial public offering. The $59.1 million in net proceeds from the initial public offering were received on April 6, 2010, which was the closing date of the offering. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock at each series of convertible preferred stock’s respective conversion rate as adjusted for the 13-for-1 reverse stock split and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 10,390,055 shares of common stock. Concurrently, the Company increased the number of authorized common stock to 150,000,000 shares and preferred stock to 5,000,000 shares, both with a par value of $0.0005 per share.

Basis of Presentation — These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Meru and its wholly owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, with the SEC on March 31, 2010. The condensed consolidated balance sheet as of December 31, 2009, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2010 and December 31, 2009, the Company’s results of operations for the three months and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. The results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to June 30, 2010 or to the three months and six months ended June 30, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.

Use of Estimates — The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, fair value of common stock, stock-based compensation expense, and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has a limited operating history, it may experience fluctuations in its revenues and operating results, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to increase market awareness of its brand and products and develop and expand its sales channels, the continued development of demand for wireless networks, its long and unpredictable sales cycle, declining average sales prices for its products, varying gross margins of its products and services, any inability of the Company to forecast customer demand accurately in making purchase decisions, its reliance on channel partners to generate a substantial majority of its revenues and the potential failure of these partners to perform, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, new or modified regulations related to its products, and any inability of the Company to raise additional funds in the future.

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

Warranty — The Company provides a warranty on product sales and estimated warranty costs are recorded during the period of sale. The Company establishes warranty reserves based on estimates of product warranty return rates and expected costs to repair or to replace the products under warranty. The warranty provision is recorded as a component of costs of products revenues in the condensed consolidated statements of operations.

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2010 consist of the following (in thousands):

Six Months Ended June 30, 2010
Accrued warranty balance — beginning of period	$194
Warranty costs incurred	(60)
Provision for warranty	133

Accrued warranty balance — end of period	$267

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Specifically, this amendment will require an entity to disclose separately the amounts of significant transfers in and out of Levels I and II fair value measurements and to describe the reasons for the transfers and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level III inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level II and Level III inputs. The Company has included these additional disclosures in the footnotes to these condensed consolidated financial statements.

In April 2010, the FASB issued an accounting standard update which provides guidance on recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The update is effective for the Company in the first quarter of the year ending December 31, 2011 and early adoption is permitted. The Company does not expect the adoption of the update to have a significant impact on its consolidated financial statements.

2. Inventory

Inventory as of June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$2,846	$2,373
Channel inventory	288	460

Inventory	$3,134	$2,833

3. Net Income (Loss) Per Share of Common Stock

The Company’s basic net income (loss) per share of common stock is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net income (loss) per share of common stock excludes stock awards prior to vesting and also those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net income (loss) per share of common stock is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted shares outstanding calculation, convertible preferred stock, stock options

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to purchase common stock, common stock subject to repurchase, warrants to purchase convertible preferred stock and warrants to purchase common stock are considered to be common stock equivalents. In periods in which the Company has reported a net loss, common stock equivalents have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive.

The following table sets forth the calculation of the Company’s basic and diluted net income (loss) per share of common stock for the three months and six months ended June 30, 2010 and 2009 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to common stockholders-basic and diluted	$901	$(2,328)	$(34,914)	$(4,247)

Denominator:
Basic shares:
Weighted-average common shares outstanding-basic	15,219,636	375,203	7,890,099	374,121

Diluted shares:
Weighted-average common shares outstanding-basic	15,219,636	375,203	7,890,099	374,121
Effect of potentially dilutive securities:
Stock options	1,028,819	—	—	—
Convertible Preferred Stock	690,931	—	—	—
Warrants to purchase common stock	1,256,982	—	—	—

Weighted-average shares used to compute diluted net income (loss) per share	18,196,368	375,203	7,890,099	374,121

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(6.20)	$(4.43)	$(11.35)

Diluted	$0.05	$(6.20)	$(4.43)	$(11.35)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Convertible preferred stock	—	10,909,067	—	10,909,067
Stock options to purchase common stock	125,950	1,074,670	2,829,673	1,074,670
Common stock subject to repurchase	—	7,392	6,048	7,392
Convertible preferred stock warrants	—	491,693	—	491,693
Common stock warrants	—	4,084,354	4,103,600	4,084,354

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of June 30, 2010 and December 31, 2009, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	June 30, 2010				December 31, 2009
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$63,104	$63,104	$—	$—	$6,598	$6,598	$—	$—

Liabilities:
Warrant liability	$—	$—	$—	$—	$18,939	$—	$—	$18,939
Penalty provision	$—	$—	$—	$—	150	—	—	150

The changes in the value of the warrant liability and penalty provision during the six months ended June 30, 2010 were as follows (in thousands):

Fair Value — December 31, 2009	$19,089
Exercise of Series E convertible preferred stock warrants	(3,535)
Realized gain on release of penalty provision	(150)
Change in fair value	35,186

Fair value — March 31, 2010	$50,590

Exercise of Series E convertible preferred stock warrants	(750)
Amendment and conversion of warrants at IPO	(48,274)
Change in fair value	(1,566)

Fair value — June 30, 2010	$—

The fair value of the exercised warrants was reclassified to additional paid-in capital within stockholders’ equity upon the close of the Company’s initial public offering. See further discussion of the valuation of the warrants discussed in Note 6.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Commitments and Contingencies

Operating Leases — The Company leases office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2015. In addition, the Company leases space for a research and development facility in Bangalore, India pursuant to a noncancelable operating lease that expires in October 2012. The Company also leases office space for sales offices in multiple locations around the world under noncancelable operating leases that expire at various dates through 2012. The aggregate future noncancelable minimum payments on operating leases are as follows (in thousands):

Operating Leases
Fiscal Years:
2010 (remainder)	$488
2011	789
2012	724
2013	494
2014	521
Thereafter	132

Total	$3,148

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

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, the Company filed a declaratory relief action against Extricom Ltd. in the Federal District Court located in Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on us.

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

6. Warrants for Convertible Preferred Stock and Common Stock

Series E

In connection with the convertible promissory notes issued during 2008 and 2009, the Company issued warrants to purchase 4,035,256 shares of Series E convertible preferred stock (“Series E”). The Series E warrants were exercisable immediately and had an exercise price equal to $0.70 per share. During the six months ended June

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

30, 2010, all of the Series E warrants were exercised, of which 1,020,463 Series E warrants were cash exercises and the other 3,014,793 Series E warrants were exercised utilizing a cashless exercise provision. The Company received cash in the amount of $716,000 and issued 1,020,463 shares of Series E for the cash exercises. The Company issued 2,063,905 shares of Series E as a result of the cashless exercises.

In June 2009, the Company issued a warrant to purchase 475,587 shares of Series E to a placement agent in accordance with the completion of the Series E equity financing in March 2009. The warrant was exercisable immediately and had an exercise price equal to $0.70 per share. During the six months ended June 30, 2010, this Series E warrant was exercised utilizing a cashless exercise provision and the placement agent received 281,445 shares of Series E and warrants to purchase 36,582 shares of common stock with exercise prices ranging from $9.78 to $11.74 per share.

The Company determined the fair value of the Series E warrants as of their respective exercise dates in April 2010 and June 30, 2009 using the Black-Scholes option-pricing model with the following assumptions:

	April 2010	June 30, 2009
Dividend rate	0%	0%
Risk-free interest rate	0.2%	2.1%
Expected life (in years)	0	3.9
Expected volatility	53.9%	62.2%

The relative fair value of the Series E warrants in the amount of $1.2 million was recorded in the consolidated balance sheets as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability from the Series E warrants was remeasured at each period end. The change in fair value of the Series E warrants resulted in charges to other income (expense), net in the amount of $2.7 million and $148,000 during the six months ended June 30, 2010 and 2009. The change in fair value of the Series E warrants resulted in gains to other income (expense), net in the amount of $18,000 and $17,000 during the three months ended June 30, 2010 and 2009. As of December 31, 2009, the warrant liability related to the Series E warrants was $2.0 million. As of June 30, 2010, all of the Series E warrants had been exercised and were no longer outstanding.

Series B

In September 2005, in connection with a borrowing arrangement with a venture lending company, the Company issued a warrant to purchase 541,346 shares of Series B convertible preferred stock (“Series B”). The Series B warrant was exercisable upon issuance, had an exercise price equal to $0.74 per share and a contractual term of seven years from the date of issuance.

The Company determined the fair value of the Series B warrant as of April 6, 2010 and June 30, 2009 using the Black-Scholes option-pricing model with the following assumptions:

	April 6, 2010	June 30, 2009
Dividend rate	0%	0%
Risk-free interest rate	1.3%	2.1%
Expected life (in years)	2.5	3.3
Expected volatility	67.1%	62.2%

The relative fair value of the Series B warrant of $503,000 was recorded in the consolidated balance sheets as a warrant liability and debt discount. The fair value of the warrant liability for the Series B warrant was remeasured at each period end. As of December 31, 2009, the warrant liability related to the Series B warrant was $175,000. During the six months ended June 30, 2010, all of the Company’s convertible preferred stock converted into shares of common stock upon the initial public offering. Following the conversion of the convertible preferred stock, the Series B warrant became a warrant to purchase 44,202 shares of common stock. Upon the conversion, the

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

warrant was remeasured and the related fair value was reclassified to stockholders’ equity. Prior to the conversion of the convertible preferred stock, the change in fair value of the warrant resulted in a charge through other income (expense), net in the amount of $344,000 during the six months ended June 30, 2010 and a gain through other income (expense), net in the amount of $429,000 during the six months ended June 30, 2009. During the three months ended June 30, 2010 and 2009, the change in fair value of the warrant resulted in gains to other income (expense), net in the amount of $17,000 and $4,000. The related debt discount was amortized to interest expense over the life of the borrowing arrangement of approximately two years. As of June 30, 2010, this warrant had not been exercised and was still outstanding.

Common Stock

In connection with bank borrowings in January and November 2007, the Company issued to the lender warrants to purchase a total of 76,922 shares of the Company’s common stock. These warrants were exercisable upon issuance, had an exercise price of $8.32 per share, and were to expire on the earlier of November 2017 or within three years following the occurrence of an underwritten public offering of the Company’s common stock. The Company estimated the total relative fair value of the warrants to be $456,000 upon issuance using the Black-Scholes option-pricing model. The fair value of these common stock warrants was recorded through stockholders’ equity upon issuance. During the six months ended June 30, 2010, warrants to purchase 61,538 shares were exercised, of which all were exercised utilizing a cashless exercise provision. As a result, the Company issued 34,829 shares of common stock. The remaining warrants to purchase 15,384 shares of common stock have not been exercised and were still outstanding as of June 30, 2010.

In connection with the convertible promissory notes issued during 2008 and 2009 and the Series E financing that took place in 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During the six months ended June 30, 2010, the Company issued another warrant to purchase 36,582 shares of common stock with a fair value of $446,000 on the date of issuance as a result of the exercise of a Series E warrant. These common stock warrants are exercisable immediately, have exercise prices ranging from $9.78 to $11.74 and expire in 2014.

Because these common stock warrants were potentially redeemable for cash under certain change in control provisions and included certain variable terms outside of the control of the Company prior to the Company’s initial public offering, these common stock warrants were recorded as a warrant liability at fair value and were subject to remeasurement at each period end with any changes in fair value being recognized in other income (expense), net on the condensed consolidated statements of operations. The Company determined the fair value of these common stock warrants as of April 6, 2010 and June 30, 2009 using the Black-Scholes option-pricing model, with the following assumptions:

	April 6, 2010	June 30, 2009
Dividend rate	0%	0%
Risk-free interest rate	2.1%	2.5%
Expected life (in years)	3.9	4.7
Expected volatility	62.6%	62.2%

The relative fair value of the common stock warrants was recorded in the consolidated balance sheet as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability for the common stock warrants was remeasured at each period end. However, these common stock warrants were amended to remove the cash redemption feature and the other variable terms outside of the Company’s control effective upon the closing of the Company’s initial public offering which occurred on April 6, 2010. Upon the closing of the initial public offering, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital. As of December 31, 2009, the warrant liability related to these common stock warrants was $16.7 million. The change in fair value of the warrants resulted in a charge through other income (expense), net in the amount of approximately $30.6 million and $1.9 million during the six months ended June 30, 2010 and 2009. The change in fair value of the warrants resulted in a gain through other income (expense), net in the amount of approximately $1.5 million during the three months ended June 30, 2010. The change in fair value of the warrants resulted in a charge through other

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

income (expense), net in the amount of approximately $1.6 million during the three months ended June 30, 2009. As of June 30, 2010, warrants to purchase 4,044,014 shares of common stock had not been exercised and were still outstanding.

7. Stock Plans

In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s initial public offering on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, stock units and stock appreciation rights. The Company’s stock-based compensation expense was $1.5 million and $281,000 during the six months ended June 30, 2010 and 2009 and was $1.0 million and $135,000 during the three months ended June 30, 2010 and 2009. The total stock-based compensation expense consisted of stock-based compensation expense for stock options granted to employees of $1.5 million and $279,000 and nonemployees of $31,000 and $2,000 for the six months ended June 30, 2010 and 2009. The total stock-based compensation expense consisted of stock-based compensation expense for stock options granted to employees of $1.0 million and $135,000 and nonemployees of $23,000 and $0 for the three months ended June 30, 2010 and 2009.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and six months ended June 30, 2010 and 2009 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	2.6%	3.3%	2.9%	3.1%
Expected life (in years)	5.6	6.1	5.6	6.1
Expected volatility	59.4%	62.2%	60.7%	62.2%

A summary of the Company’s stock option activity for the six months ended June 30, 2010 is presented below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2009	196,803	2,190,173	$5.82	8.4	$7,183
Additional options authorized	2,307,692	—
Options granted	(747,643)	747,643	10.68
Restricted stock granted	(22,272)	—	—
Repurchased	—	—
Forfeited	64,615	(64,615)	7.86
Exercised	—	(43,528)	3.89

Outstanding — June 30, 2010	1,799,195	2,829,673	$7.09	8.46	$14,288

Vested and expected to vest — June 30, 2010		1,634,644	$6.18	7.88	$9,776
Vested — June 30, 2010		954,547	$4.17	6.84	$7,416

Additional information regarding the Company’s stock options outstanding and vested as of June 30, 2010 is summarized below:

	Options Outstanding			Options Vested
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$0.91 - $4.94	792,647	6.43	$2.51	630,621	$1.99
$7.80 - $8.45	1,292,928	9.03	$7.85	290,879	$7.96
$9.10 - $9.10	612,440	9.62	$9.10	21,443	$9.10
$13.00 - $18.75	131,658	9.73	$17.85	11,604	$17.95

$0.91 - $18.75	2,829,673	8.46	$7.09	954,547	$4.17

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $3.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 3.1 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Restricted Stock — The Company issued 22,272 shares of common stock to directors during the six months ended June 30, 2010. These restricted shares will vest one year from the date of issuance if the directors remain with the Company for the duration of the vesting period. During the six months ended June 30, 2010, the Company recognized stock-based compensation in the amount of $61,000 for these restricted shares. As of June 30, 2010, all 22,272 shares of restricted stock were unvested.

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

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting and shares of restricted stock issued but not yet vested for the three and six months ended June 30, 2010 are as follows:

Unvested shares — December 31, 2009	7,051
Exercise of options prior to vesting during the period	3,373
Vesting of options exercised early during the period	(2,154)

Unvested shares — March 31, 2010	8,270
Issuance of restricted stock	22,272
Vesting of options exercised early during the period	(2,222)

Unvested shares — June 30, 2010	28,320

Stock Option Activity for Nonemployees — During the six months ended June 30, 2010, the Company issued options to nonemployees for the purchase of 28,653 shares of common stock in exchange for services. These options were issued with an exercise price of $9.10 per share. These options vest monthly over four years. The Company accounts for these options based on the fair value of the awards as they vest. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term. During the six months ended June 30, 2009, no options were issued to nonemployees.

Total stock-based compensation related to nonemployees was $31,000 and $2,000 for the six months ended June 30, 2010 and 2009 and was $23,000 and $0 for the three months ended June 30, 2010 and 2009.

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”). A total of 730,770 shares of common stock were reserved for future issuance under the ESPP, which became effective upon the Company’s initial public offering. The price of the

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of (i) one percent (1%) of the outstanding shares of the Company on such date or (ii) a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010. The Company estimated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following assumptions: 62.7% volatility, 8 month expected life, 0% dividend yield, and 0.2% risk-free interest rate. During the three and six months ended June 30, 2010, the Company recognized compensation expense in the amount of $164,000 related to the ESPP.

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Americas	$15,878	$13,692	$30,368	$25,223
EMEA	3,994	2,565	8,218	5,298
Asia Pacific	1,030	818	1,935	1,877

Total	$20,902	$17,075	$40,521	$32,398

The Americas’ revenues in the table above include revenues from customers in the United States of $14.1 million and $13.4 million for the three months ended June 30, 2010 and 2009 and $27.4 million and $24.7 million for the six months ended June 30, 2010 and 2009.

The following table sets forth long-lived assets by geographic area (in thousands):

Long-Lived Assets

	June 30, 2010	December 31, 2009
United States	$609	$642
India	64	54
Japan	1	2

Total	$674	$698

9. Income Taxes

The Company’s provision for income taxes was $107,000 and $98,000 for the six months ended June 30, 2010 and 2009, consisting primarily of provisions for foreign income taxes. The Company’s provision for income taxes was $57,000 and $49,000 for the three months ended June 30, 2010 and 2009, consisting primarily of provisions for foreign income taxes.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010 and December 31, 2009, the Company had $1.5 million of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact our effective tax rate if recognized.

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

10. Subsequent Events

In July 2010, the Company modified its debt agreement to reduce certain payments due at the loan’s final maturity in June 2011, provided the loan is not prepaid prior to maturity.

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

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by over 3,500 customers worldwide in many markets, including education, finance, government, healthcare, hospitality, manufacturing, retail, technology, telecom, transportation and utilities.

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

Our revenues grew from $1.1 million in 2005 to $69.5 million in 2009 and were $40.5 million in the six months ended June 30, 2010. We have incurred losses from inception through the quarter ended March 31, 2010 as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of June 30, 2010 and December 31, 2009, we had an accumulated deficit of $193.5 million and $158.6 million.

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

Components of Revenues, Costs of Revenues and Operating Expenses

Revenues. We derive our revenues from sales of our products, and support and services. Our total revenues are comprised of the following:

•

Products Revenues – We generate products revenues from sales of our software and hardware products, which primarily consist of our System Director Operating System running our access points and controllers, as well as additional software applications.

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

For periods prior to April 1, 2008, we provided technical support and unspecified software upgrades to certain VARs, distributors and customers outside of the contractual terms, or implied support services. For these periods, we deferred revenue recognition and recognized revenues ratably over the implied support services period, which we determined was equal to the economic life of the product. However, for one particular channel partner to which we commenced shipments of our products in the first quarter of 2007, we established VSOE for support services that we sold to this channel partner. As such, we separately recognize the revenues attributable to our products and services sold to this channel partner when all revenue recognition criteria have been met.

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

Deferred Revenue. Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. Invoiced products and services represent the total amount of our products and services sold in a particular period. Deferred revenue from such arrangements increases each quarter by the amount of invoiced products and services in that quarter and decreases by the amount of products revenues, support and services revenues and ratable products and services revenues recognized in that quarter. However, because we established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times throughout our history, our revenues and deferred revenue are difficult to compare on a period-over-period basis.

Costs of Revenues. Our total cost of revenues is comprised of the following:

•

Costs of products revenues – A substantial majority of the costs of products revenues consist of third-party manufacturing costs and component costs. Our costs of products revenues also includes shipping costs, third-party logistics costs, write-offs for excess and obsolete inventory and warranty costs.

•

Costs of services and support revenues – Costs of services and support revenues are primarily comprised of personnel costs associated with our technical support, professional services and training teams.

•

Costs of ratable products and services revenues – Costs of ratable products and services revenues are comprised primarily of deferred costs of products revenues and an allocation of costs of services revenues.

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

Upon the closing of our initial public offering on April 6, 2010, the warrant liability related to our outstanding warrants to purchase our convertible preferred stock and common stock was reclassified to additional paid-in capital. Accordingly, we will no longer recognize gains or losses as a result of changes in the fair value of these warrants.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2010 as compared to those disclosed in our prospectus filed pursuant to rule 424(b) under the Securities Act with the Securities and Exchange Commission on March 31, 2010.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended June 30,
	2010		2009
REVENUES:
Products	$15,279	73.1%	$10,933	64.0%
Support and services	2,708	13.0	1,331	7.8
Ratable products and services	2,915	13.9	4,811	28.2

Total revenues	20,902	100.0	17,075	100.0

COSTS OF REVENUES:
Products	5,255	25.1	4,263	25.0
Support and services	618	3.0	147	0.9
Ratable products and services	1,517	7.3	2,503	14.6

Total costs of revenues	7,390	35.4	6,913	40.5

Gross profit	13,512	64.6	10,162	59.5

OPERATING EXPENSES:
Research and development	3,059	14.6	2,315	13.6
Sales and marketing	8,124	38.8	6,258	36.6
General and administrative	2,670	12.8	1,796	10.5

Total operating expenses	13,853	66.2	10,369	60.7

Loss from operations	(341)	(1.6)	(207)	(1.2)
Interest expense, net	(224)	(1.1)	(424)	(2.5)
Other income (expense), net	1,523	7.3	(1,648)	(9.6)

Income (loss) before provision for income taxes	958	4.6	(2,279)	(13.3)
Provision for income taxes	57	0.3	49	0.3

Net income (loss)	$901	4.3%	$(2,328)	(13.6)%

Revenues

Our total revenue increased by $3.8 million, or 22.4%, to $20.9 million during the three months ended June 30, 2010, from $17.1 million during the three months ended June 30, 2009 primarily as a result increased demand for our products, driven in part by improved economic conditions, which contributed to significant revenue growth in both the Americas and EMEA.

Products revenues increased by $4.3 million, or 39.8%, to $15.3 million during the three months ended June 30, 2010, from $10.9 million during the three months ended June 30, 2009. The increase was primarily a result of an increase in sales of our 802.11n new generation products and increases in sales in EMEA during the three months ended June 30, 2010.

Support and services revenues increased by $1.4 million, or 103.5%, to $2.7 million during the three months ended June 30, 2010, from $1.3 million during the three months ended June 30, 2009. The increase in support and services revenues is a result of increased product and first-year support sales combined with the renewal of support contracts by existing customers and also as the result of the establishment of VSOE for all support services as of January 1, 2009. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $1.9 million, or 39.4%, to $2.9 million during the three months ended June 30, 2010, from $4.8 million during the three months ended June 30, 2009. This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $0.5 million, or 6.9%, to $7.4 million during the three months ended June 30, 2010, from $6.9 million during the three months ended June 30, 2009. Overall gross margins improved to 65% from 60% in the year-ago period as product margin improved significantly while gross margin on the combination of support and services and ratable revenue margins improved to 62% from 57% in the year-ago period.

Our product gross margins increased to 66% during the three months ended June 30, 2010 from 61% during the three months ended June 30, 2009. This increase in the product gross margin was primarily the result of a favorable product mix and economies of scale as we grew our revenues.

Operating Expenses

Our operating expenses increased by $3.5 million, or 33.6%, to $13.9 million during the three months ended June 30, 2010, from $10.4 million during the three months ended June 30, 2009, and increased as a percentage of revenue from 61% during the three months ended June 30, 2009 to 66% during the three months ended June 30, 2010. The absolute dollar increase was primarily due to an increase in personnel costs caused by higher levels of headcount during the three months ended June 30, 2010 as compared to the prior year period. In addition to the growth in headcount, the increase was impacted by higher stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased by $0.7 million, or 32.1%, to $3.1 million during the three months ended June 30, 2010, from $2.3 million during the three months ended June 30, 2009. The increase during the three months ended June 30, 2010 is primarily due to the increase in research and development personnel costs needed to support continued enhancements to our products, as well as new products.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.9 million, or 29.8%, to $8.1 million during the three months ended June 30, 2010, from $6.3 million during the three months ended June 30, 2009. The increase during the three months ended June 30, 2010 is primarily due to the increase in sales and marketing personnel costs and an increased investment in public relations and branding expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, or 48.7%, to $2.7 million during the three months ended June 30, 2010, from $1.8 million during the three months ended June 30, 2009. The increase during the three months ended June 30, 2010 is primarily due to the increase in general and administrative personnel costs tied to increased requirements of operating as a publicly traded company. An additional portion of the year over year increase in general and administrative costs can be attributed to increased legal expense.

Interest Expense, net

Interest expense, net decreased by $0.2 million, or 47.2% to $0.2 million during the three months ended June 30, 2010, from $0.4 million during the three months ended June 30, 2009. This decrease is primarily due to the decrease in the principal balances for our outstanding long-term debt.

Other Income (Expense), net

Other income (expense), net consisted of a $1.5 million gain during the three months ended June 30, 2010 compared to an expense of $1.6 million during the three months ended June 30, 2009 or a change of $3.1 million. This change is due to the increase in the fair value of our warrants to purchase convertible preferred stock and common stock and the related adjustment to the warrant liability in the amount of $1.6 million during the three months ended June 30, 2009 combined with the decrease in the fair value of our warrants during the beginning of the three months ended June 30, 2010 until our initial public offering. Upon the closing of our initial public offering on April 6, 2010, the warrant liability was remeasured and the related fair value was reclassified to additional paid-in capital. Accordingly, we will no longer recognize gains or losses as a result of changes in the fair value of these warrants.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Six Months Ended June 30,
	2010		2009
REVENUES:
Products	$29,017	71.6%	$19,757	61.0%
Support and services	4,860	12.0	2,324	7.2
Ratable products and services	6,644	16.4	10,317	31.8

Total revenues	40,521	100.0	32,398	100.0

COSTS OF REVENUES:
Products	10,036	24.8	7,757	24.0
Support and services	971	2.4	240	0.7
Ratable products and services	3,617	8.9	5,142	15.9

Total costs of revenues	14,624	36.1	13,139	40.6

Gross profit	25,897	63.9	19,259	59.4

OPERATING EXPENSES:
Research and development	5,836	14.4	4,700	14.5
Sales and marketing	15,515	38.3	12,617	38.9
General and administrative	5,015	12.4	3,464	10.7

Total operating expenses	26,366	65.1	20,781	64.1

Loss from operations	(469)	(1.2)	(1,522)	(4.7)
Interest expense, net	(478)	(1.2)	(1,128)	(3.5)
Other expense, net	(33,860)	(83.5)	(1,720)	(5.3)

Loss before provision for income taxes	(34,807)	(85.9)	(4,370)	(13.5)
Provision for income taxes	107	0.3	98	0.3

Net loss	$(34,914)	(86.2)%	$(4,468)	(13.8)%

Revenues

Our total revenue increased by $8.1 million, or 25.1%, to $40.5 million during the six months ended June 30, 2010, from $32.4 million during the six months ended June 30, 2009 primarily as a result increased demand for our products, driven in part by improved economic conditions, which contributed to significant revenue growth in both the Americas and EMEA.

Products revenues increased by $9.3 million, or 46.9%, to $29.0 million during the six months ended June 30, 2010, from $19.8 million during the six months ended June 30, 2009. The increase was primarily a result of an increase in sales of our 802.11n new generation products and increases in sales in EMEA during the six months ended June 30, 2010.

Support and services revenues increased by $2.5 million, or 109.1%, to $4.9 million during the six months ended June 30, 2010, from $2.3 million during the six months ended June 30, 2009. The increase in support and services revenues is a result of increased product and first-year support sales combined with the renewal of support contracts by existing customers and also as the result of the establishment of VSOE for all support services as of January 1, 2009. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $3.7 million, or 35.6%, to $6.6 million during the six months ended June 30, 2010, from $10.3 million during the six months ended June 30, 2009. This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $1.5 million, or 11.3%, to $14.6 million during the six months ended June 30, 2010, from $13.1 million during the six months ended June 30, 2009. Overall gross margins improved to 64% from 59% in the year-ago period as product margin improved significantly while gross margin on the combination of support and services and ratable revenue margins improved to 60% from 57% in the year-ago period.

Our product gross margins increased to 65% during the six months ended June 30, 2010 from 61% during the six months ended June 30, 2009. This increase in the product gross margin was primarily the result of a favorable product mix and economies of scale as we grew our revenues.

Operating Expenses

Our operating expenses increased by $5.6 million, or 26.9%, to $26.4 million during the six months ended June 30, 2010, from $20.8 million during the six months ended June 30, 2009, and increased as a percentage of revenue from 64% during the six months ended June 30, 2009 to 65% during the six months ended June 30, 2010. The absolute dollar increase was primarily due to an increase in personnel costs caused by higher levels of headcount during the six months ended June 30, 2010 as compared to the prior year period. In addition to the growth in headcount, the increase was impacted by higher stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased by $1.1 million, or 24.2%, to $5.8 million during the six months ended June 30, 2010, from $4.7 million during the six months ended June 30, 2009. The increase during the six months ended June 30, 2010 is primarily due to the increase in research and development personnel costs needed to support continued enhancements to our products, as well as new products.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.9 million, or 23.0%, to $15.5 million during the six months ended June 30, 2010, from $12.6 million during the six months ended June 30, 2009. This increase during the six months ended June 30, 2010 is primarily due to the increase in sales and marketing personnel costs and an increased investment in public relations and branding expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 44.8%, to $5.0 million during the six months ended June 30, 2010, from $3.5 million during the six months ended June 30, 2009. The increase during the six months ended June 30, 2010 is primarily due to the increase in general and administrative personnel costs tied to increased requirements of operating as a publicly traded company. An additional portion of the year over year increase in general and administrative costs can be attributed to increased legal expense.

Interest Expense, net

Interest expense, net decreased by $0.7 million, or 57.6%, to $0.5 million during the six months ended June 30, 2010, from $1.1 million during the six months ended June 30, 2009. This decrease is primarily due to the decrease in the principal balances for our outstanding long-term debt and the conversion of our convertible promissory notes in March 2009.

Other Expense, net

Other expense, net increased by $32.1 million to $33.9 million during the six months ended June 30, 2010, from $1.7 million during the six months ended June 30, 2009. This increase is primarily due to the increase in the fair value of our warrants to purchase convertible preferred stock and common stock and the related adjustment to the warrant liability in the amount of $33.6 million during the six months ended June 30, 2010. Upon the closing of our initial public offering on April 6, 2010, the warrants were remeasured and the related fair value was reclassified to additional paid-in capital. Accordingly, we will no longer recognize gains and losses as a result of changes in the fair value of these warrants.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and our credit facility. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We have also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million and net proceeds of $2.5 million from our line of credit facility. In April 2010, we received $57.2 million upon the closing of our initial public offering, representing the net proceeds of the offering after deducting underwriters’ commissions and discounts and other issuance costs.

As of June 30, 2010, we had debt outstanding in the amount of $8.0 million. Our debt agreements contain certain affirmative and negative covenants, including restrictions with respect to payment of cash dividends, merger or consolidation, changes in the nature of our business, disposal of assets and obtaining additional loans. Our debt agreements also contain certain financial covenants and cross default provisions whereby a default, including a violation of covenants, under the terms of one agreement would result in a default under the other agreement. As of June 30, 2010, we were in compliance with our debt covenants. Our debt agreements are collateralized by all of our assets. In the event we fail to comply with our debt covenants, the amounts outstanding under our debt agreements would become due and payable absent a waiver by our lender, which could materially and adversely affect our liquidity. On June 29, 2010, a modification of the line of credit agreement was signed. The modification provided for a reduced interest rate and an extension of the line of credit term to August 31, 2010.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operations as we continue to expand our business. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. Our largest source of operating cash flows is cash collections from our customers. Cash used in operating activities was $2.5 million and $5.5 million during the six months ended June 30, 2010 and 2009.

Cash used in operating activities of $2.5 million during the six months ended June 30, 2010 reflected a net loss of $34.9 million, offset by non-cash charges of $35.4 million, $33.6 million of which relates to the increase in the fair value of the common stock underlying our warrants. The increase in our net operating assets and liabilities was primarily a result of a decrease of $6.7 million in deferred revenue partially offset by a decrease of $2.8 million in deferred inventory costs.

Cash used in operating activities of $5.5 million during the six months ended June 30, 2009 reflected a net loss of $4.5 million. The increase in our net operating assets and liabilities was primarily a result of a decrease of $7.2 million in deferred revenue partially offset by a decrease of $4.2 million in deferred inventory costs as we established VSOE for support services for all customers on January 1, 2009.

Cash Flows from Investing Activities

Our investing activities have consisted of our capital expenditures. To date, we have not had significant capital expenditures.

Cash used in investing activities during the six months ended June 30, 2010 and 2009 was $0.3 million and $23,000 as a result of our capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of convertible preferred stock, the incurrence of long-term debt and the use of a line of credit facility. During the six months ended, we also received proceeds through the sale of our common stock in our initial public offering. As of June 30, 2010, we had outstanding debt of $8.0 million. We currently pay approximately $0.5 million per month in principal and interest payments on our long-term debt not including payments made on our line of credit facility.

During the six months ended June 30, 2010, cash provided by financing activities was $51.8 million primarily as a result of the net proceeds from our initial public offering in the amount of $57.2 million. Cash provided by financing activities also consisted of proceeds from the exercise of warrants on convertible preferred stock and from the exercise of stock options in the amount of $0.9 million partially offset by net payments on our long-term debt of $6.4 million.

During the six months ended June 30, 2009, cash provided by financing activities was $22.4 million primarily as a result of the issuance of convertible preferred stock and warrants, and the issuance of convertible promissory notes of $23.8 million, partially offset by the net payments on our long-term debt of $1.4 million.

Capital Resources

We believe our existing cash and cash equivalents, combined with the amounts available under our line of credit facility, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities and overall economic conditions.

Contractual Obligations

We are obligated to make principal and interest payments on our long-term debt including our line of credit facility. The interest rates on our long-term debt are variable and may adjust periodically based on changes in the prime rate. As of June 30, 2010, our obligation to make principal, interest and other payments on our debt totaled $8.7 million.

As of June 30, 2010, we had operating lease obligations of $3.1 million, of which the longest remaining lease expires in 2015, and outstanding purchase commitments of $2.5 million due within the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Specifically, this amendment will require an entity to disclose separately the amounts of significant transfers in and out of Levels I and II fair value measurements and to describe the reasons for the transfers and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level III inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level II and Level III inputs. We have included these additional disclosures in the footnotes to the accompanying condensed consolidated financial statements.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The update is effective for us in the first quarter of the year ending December 31, 2011 and early adoption is permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

All of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British Pound Sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the six months ended June 30, 2010, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $70.3 million and $21.3 million as of June 30, 2010 and December 31, 2009. These amounts were held primarily in cash deposits and money market funds. Cash and cash equivalents are held for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the six months ended June 30, 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

As of June 30, 2010 and December 31, 2009, the principal amount of our long-term debt outstanding, including our credit facility, was $8.0 million and $14.3 million. The interest rates on our long-term debt are variable and may adjust periodically based on changes in the prime rate. During the six months ended June 30, 2010, a 10% appreciation or depreciation in the prime rate would not have had a material impact on our interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, the Company filed a declaratory relief action against Extricom Ltd. in the Federal District Court located in Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on us.

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

We have incurred significant losses since our inception, including net losses of $34.9 million and $4.5 million during the six months ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, we had an accumulated deficit of $193.5 million and $158.6 million. These losses have resulted principally from costs incurred in our research and development programs, sales and marketing programs, and non-cash adjustments to the fair value of our warrant liability. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

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

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future. It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. Our operating results are affected by a number of factors, including:

•	our sales volume;

•	fluctuations in demand for our products and services, including seasonal variations;

•	average selling prices and the potential for increased discounting of products by us or our competitors;

•	the timing of revenue recognition in any given period as a result of revenue recognition guidance under the accounting principles generally accepted in the U.S.;

•	our ability to forecast demand and manage lead times for the manufacturing of our products;

•	shortages in the availability of components used in our products, including components whose manufacturing lead times have increased significantly or may increase in the future.

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to develop and maintain relationships with our channel partners;

•	our ability to develop and introduce new products and product enhancements that achieve market acceptance;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	changes in the regulatory environment for the certification and sale of our products;

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. For example, on May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, the Company filed a declaratory relief action against Extricom Ltd. in the Federal District Court located in Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on us. Additionally, we received a letter in February 2010 alleging that our products infringe upon patents of one of our competitors that has a large patent portfolio and substantial resources. In February 2010, we also received a letter from another competitor inviting us to license certain of its patents. In March 2010, we received a letter alleging that our products infringe upon a patent of another one of our competitors and an invitation to license the patent. We may enter into protracted and expensive litigation as a result of these letters and other claims made against us in the future. Much of our business relies on, and many of our products incorporate, proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our major competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

We derive a significant portion of our revenues from customers outside the U.S. During the six months ended June 30, 2010 and 2009, 32% and 24% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

In addition, several members of our management team have recently joined us. For example, our Senior Vice President of Worldwide Sales and Services joined us in September 2009, our Senior Vice President of Marketing joined us in October 2009, our General Counsel joined us in November 2009, our Vice President of Human Resources joined us in December 2009, our Senior Vice President of Service Providers joined us in January of 2010, and our Vice President of Worldwide Support and Services joined us in April 2010. If we cannot effectively integrate key employees, the execution of our business strategy may be significantly delayed or may not occur.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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

We believe that our existing cash and cash equivalents, combined with the amounts available under our line of credit facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

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

Prior to our initial public offering, there was no public market for shares of our common stock, and an active public market for these shares may not develop or be sustained going forward. In addition, the trading price of our common stock has been highly volatile after our initial public offering and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Further, securities analysts may elect not to provide research coverage of our common stock and such lack of research coverage may adversely affect the market price of our common stock.

Insiders have substantial control over us and will be able to influence corporate matters.

As of June 30, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate more than a majority of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Currently, only the shares of our common stock sold in our initial public offering by us and the selling stockholders are freely tradable, without restriction, in the public market. Each of our directors and officers, and holders of substantially all of our outstanding equity securities, has entered into lock-up agreements with the underwriters or us that restrict their ability to sell or their shares for 180 days from March 31, 2010, although in most instances they may be extended for up to an additional 34 days under certain circumstances. After the lock-up agreements expire, based on shares outstanding as of June 30, 2010, up to an additional 10,867,433 shares of common stock will be eligible for sale in the public market. In addition, 2,829,673 shares of common stock that are subject to outstanding options as of June 30, 2010 will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Throughout 2010, Meru Networks, Inc. (the “Company”) has expanded its management team, including specifically the expansion of its sales organization through the hiring of a Vice President Worldwide Support and Services, who is responsible for the Company’s support of, and sale of professional services to its worldwide customer base; as well as a Senior Vice President, Global Service Provider, who is responsible for the Company’s relationship with all of its service providers. As a result of the evolution of the Company’s sales organization and effective on August 5, 2010, Glenn Cross, the Company’s Senior Vice President, Worldwide Sales, Support & Services, is no longer deemed an executive officer, as such term is defined under applicable regulations of the Securities and Exchange Act of 1934.

Item 6.	Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(a) Exhibits

The following exhibits are filed herewith:

10.1	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010, and incorporated herein by reference).

10.2	First Loan Modification Agreement dated as of July 1, 2010 by and among (a) Silicon Valley Bank, Gold Hill Venture Lending 03, L.P., as lenders, and (b) Meru Networks, Inc.

10.3	Seventh Loan Modification Agreement dated June 29, 2010 by and among Silicon Valley Bank and Meru Networks, Inc.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	The certificates contained in Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2010

MERU NETWORKS, INC.

By:	/s/ BRETT WHITE
Brett White Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010, and incorporated herein by reference).

10.2	First Loan Modification Agreement dated as of July 1, 2010 by and among (a) Silicon Valley Bank, Gold Hill Venture Lending 03, L.P., as lenders, and (b) Meru Networks, Inc.

10.3	Seventh Loan Modification Agreement dated June 29, 2010 by and among Silicon Valley Bank and Meru Networks, Inc.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	The certificates contained in Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.