Form 10-Q
period 2010-09-30
MERU NETWORKS INC
filed 2010-11-05
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.0005, outstanding as of October 29, 2010 was 16,054,078.

MERU NETWORKS INC.

Item 1.	Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,778	$21,283
Accounts receivable, net	5,345	5,967
Inventory	3,038	2,833
Deferred inventory costs, current portion	2,046	4,547
Prepaid expenses and other current assets	1,432	1,382

Total current assets	80,639	36,012
Property and equipment, net	753	698
Deferred inventory costs, net of current portion	95	1,419
Other assets	347	283

TOTAL ASSETS	$81,834	$38,412

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,411	$3,310
Accrued liabilities	9,712	6,989
Long-term debt, current portion	4,150	11,447
Deferred revenue, current portion	14,313	18,864
Warrant liability	—	18,939

Total current liabilities	30,586	59,549

Long-term debt, net of current portion	—	2,808
Deferred revenue, net of current portion	3,915	6,248

Total liabilities	34,501	68,605

Commitments and contingencies (Note 5)
Convertible preferred stock, $0.0005 par value - No shares and 118,476,760 shares authorized as of September 30, 2010 and December 31, 2009; no shares and 110,032,788 shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	125,255

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0005 par value - 5,000,000 and no shares authorized as of September 30, 2010 and December 31, 2009; no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.0005 par value - 150,000,000 and 19,230,769 shares authorized as of September 30, 2010 and December 31, 2009; 15,945,863 and 414,118 shares issued and outstanding as of September 30, 2010 and December 31, 2009	8	1
Additional paid-in capital	241,696	3,211
Accumulated other comprehensive loss	(43)	(43)
Accumulated deficit	(194,328)	(158,617)

Total stockholders’ equity (deficit)	47,333	(155,448)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$81,834	$38,412

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Products	$16,710	$12,052	$45,727	$31,809
Support and services	2,571	1,583	7,431	3,907
Ratable products and services	2,556	4,209	9,200	14,526

Total revenues	21,837	17,844	62,358	50,242

COST OF REVENUES:
Products	5,876	4,495	15,912	12,252
Support and services	611	355	1,582	595
Ratable products and services	1,311	2,119	4,928	7,261

Total costs of revenues*	7,798	6,969	22,422	20,108

Gross margin	14,039	10,875	39,936	30,134

OPERATING EXPENSES:
Research and development*	3,124	2,386	8,960	7,086
Sales and marketing*	8,653	6,106	24,168	18,723
General and administrative *	2,801	1,854	7,816	5,318

Total operating expenses	14,578	10,346	40,944	31,127

Income (loss) from operations	(539)	529	(1,008)	(993)
Interest expense, net	(182)	(384)	(660)	(1,512)
Other income (expense), net	12	(5,057)	(33,848)	(6,777)

Loss before provision for income taxes	(709)	(4,912)	(35,516)	(9,282)
Provision for income taxes	88	49	195	147

Net loss	(797)	(4,961)	(35,711)	(9,429)
Accretion on convertible preferred stock	—	—	—	221

Net loss attributable to common stockholders	$(797)	$(4,961)	$(35,711)	$(9,208)

Net loss per share of common stock:
Basic and diluted	$(0.05)	$(13.06)	$(3.37)	$(24.48)

Shares used in computing net loss per share of common stock:
Basic and diluted	15,916,542	379,742	10,595,022	376,137

* Includes stock-based compensation expense as follows:
Costs of revenues	$58	$15	$132	$41
Research and development	231	27	532	70
Sales and marketing	308	61	687	188
General and administrative	542	54	1,294	139

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(35,711)	$(9,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	434	408
Stock-based compensation	2,645	438
Adjustment of fair value of warrant liability	33,620	6,583
Accrued interest on convertible promissory notes	—	201
Amortization of debt issuance costs	81	101
Bad debt expense	(57)	23
Changes in operating assets and liabilities:
Accounts receivable, net	679	(410)
Inventory	(205)	257
Deferred inventory costs	3,825	6,029
Prepaid expenses and other assets	(784)	(274)
Accounts payable	(899)	1,131
Accrued liabilities	3,353	743
Deferred revenue	(6,884)	(8,997)

Net cash provided by (used in) operating activities	97	(3,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(489)	(60)

Net cash used in investing activities	(489)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net	57,075	—
Proceeds from exercise of stock options	265	30
Proceeds from exercise of convertible preferred stock warrants	716	—
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	20,632
Proceeds from issuance of convertible promissory notes	—	3,170
Proceeds from long-term debt	4,986	16,803
Repayment of long-term debt	(15,172)	(19,374)

Net cash provided by financing activities	47,870	21,261

Effect of exchange rate changes on cash and cash equivalents	17	(5)

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,495	18,000
CASH AND CASH EQUIVALENTS - Beginning of period	21,283	5,172

CASH AND CASH EQUIVALENTS - End of period	$68,778	$23,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$536	$1,240

Cash paid for income taxes	$200	$50

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes to Series E convertible preferred stock	$—	$14,821

Conversion of convertible preferred stock to common stock	$130,257	$—

Reclassification of warrant liability to convertible preferred stock upon exercise of warrants	$4,285	$—

Reclassification of warrant liability to additional paid-in capital upon closing of initial public offering	$48,274	$—

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

Initial Public Offering — On March 30, 2010, the Company sold 3,575,000 shares of common stock at a price of $15.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on March 31, 2010. Also on March 31, 2010, the Company’s underwriters exercised their overallotment option to purchase another 658,017 shares of common stock. As part of the offering, 811,784 shares of common stock, as converted, were also sold by existing shareholders at $15.00 per share. Included in the amounts sold by the existing shareholders were 795,836 shares of common stock which were converted from 8,770,054 shares of convertible preferred stock immediately prior to the initial public offering. The $59.1 million in proceeds, net of underwriting discount, from the initial public offering were received on April 6, 2010, which was the closing date of the offering. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock at each series of convertible preferred stock’s respective conversion rate as adjusted for the 13-for-1 reverse stock split and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 10,390,055 shares of common stock. Concurrently, the Company increased the number of authorized common stock to 150,000,000 shares and authorized 5,000,000 shares of preferred stock, both with a par value of $0.0005 per share.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2010 and December 31, 2009, the Company’s results of operations for the three months and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. The results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to September 30, 2010 or to the three months and nine months ended September 30, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2010 consists of the following (in thousands):

Nine Months Ended
September 30, 2010
Accrued warranty balance — beginning of period	$194
Warranty costs incurred	(99)
Provision for warranty	192

Accrued warranty balance — end of period	$287

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that changes the accounting for revenue arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under these new accounting standards. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently assessing the impact that the adoption of these standards will have on its condensed consolidated financial statements.

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

2. Inventory

Inventory as of September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009
Finished goods	$2,433	$2,373
Channel inventory	605	460

Inventory	$3,038	$2,833

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Net Loss Per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share of common stock excludes stock awards prior to vesting and also those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net loss per share of common stock is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted shares outstanding calculation, convertible preferred stock, stock options to purchase common stock, common stock subject to repurchase, warrants to purchase convertible preferred stock and warrants to purchase common stock are considered to be common stock equivalents. In periods in which the Company has reported a net loss, the common stock equivalents have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive.

The following table sets forth the calculation of the Company’s basic and diluted net loss per share of common stock for the three months and nine months ended September 30, 2010 and 2009 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders	$(797)	$(4,961)	$(35,711)	$(9,208)

Shares used in computing net loss per share of common stock, basic and diluted	15,916,542	379,742	10,595,022	376,137

Net loss per share of common stock, basic and diluted	$(0.05)	$(13.06)	$(3.37)	$(24.48)

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2010	2009
Convertible preferred stock	—	10,910,161
Stock options to purchase common stock	2,804,513	2,312,757
Common stock subject to repurchase	3,900	5,743
Convertible preferred stock warrants	—	485,693
Common stock warrants	4,048,836	4,084,413
Unvested restricted stock awards and units	251,342	—

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

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data that requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist only of cash equivalents. The Company’s liabilities that are measured at fair value on a recurring basis consisted of the warrant liability and a penalty provision.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All of the Company’s cash equivalents, which include money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The Company does not have any Level II instruments, or instruments valued based on other observable inputs. The Company’s warrant liability and penalty provision as of December 31, 2009 were classified within Level III of the fair value hierarchy.

As of September 30, 2010 and December 31, 2009, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	September 30, 2010
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$63,115	$—	$—	$63,115

	December 31, 2009
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$6,598	$—	$—	$6,598
Liabilities:
Warrant liability	$—	$—	$18,939	$18,939
Penalty provision	$—	$—	$150	$150

The changes in the value of the warrant liability and penalty provision during the nine months ended September 30, 2010 were as follows (in thousands):

Nine Months Ended
September 30, 2010
Fair Value - December 31, 2009	$19,089
Exercise of Series E convertible preferred stock warrants	(4,285)
Realized gain on release of penalty provision	(150)
Change in fair value	33,620
Amendment and conversion of warrants at IPO	(48,274)

Fair value - September 30, 2010	$—

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

Operating Leases
Fiscal Years:
2010 (remainder)	$284
2011	934
2012	737
2013	494
2014	521
Thereafter	132

Total	$3,102

Other commitments as of September 30, 2010 totaled approximately $8.8 million and consisted of inventory and other non-cancelable purchase obligations.

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

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, the Company filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. The Company’s declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, the Company filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. The Court has not yet ruled on this motion. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, operating results, cash flows and financial position .

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Warrants for Convertible Preferred Stock and Common Stock

Series E

In connection with the convertible promissory notes issued during 2008 and 2009, the Company issued warrants to purchase 4,035,256 shares of Series E convertible preferred stock (“Series E”). The Series E warrants were exercisable immediately and had an exercise price equal to $0.70 per share. During the nine months ended September 30, 2010, all of the Series E warrants were exercised, of which 1,020,463 of the Series E warrant exercises were cash exercises and the other 3,014,793 Series E warrants were exercised utilizing a cashless exercise provision. The Company received cash in the amount of $716,000 and issued 1,020,463 shares of Series E for the cash exercises. The Company issued 2,063,905 shares of Series E as a result of the cashless exercises.

In June 2009, the Company issued a warrant to purchase 475,587 shares of Series E to a placement agent in accordance with the completion of the Series E equity financing in March 2009. The warrant was exercisable immediately and had an exercise price equal to $0.70 per share. During the nine months ended September 30, 2010, this Series E warrant was exercised utilizing a cashless exercise provision and the placement agent received 281,445 shares of Series E and warrants to purchase 36,582 shares of common stock with exercise prices ranging from $9.78 to $11.74 per share.

The Company determined the fair value of the Series E warrants as of their respective exercise dates in April 2010 and at September 30, 2009 using the Black-Scholes option-pricing model with the following assumptions:

	April 2010	September 30, 2009
Dividend rate	0%	0%
Risk-free interest rate	0.2%	1.7%
Expected life (in years)	0	4.0
Expected volatility	53.9%	62.2%

The relative fair value of the Series E warrants in the amount of $1.2 million was recorded in the consolidated balance sheets as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability from the Series E warrants was remeasured at each period end. The change in fair value of the Series E warrants resulted in charges to other income (expense), net in the amount of $2.7 million and $146,000 during the nine months ended September 30, 2010 and 2009. The change in fair value of the Series E warrants resulted in a gain to other income (expense), net in the amount of $2,000 during the three months ended September 30, 2009. Upon the closing of the initial public offering, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital. As of December 31, 2009, the warrant liability related to the Series E warrants was $2.0 million. For the quarter ended and as of September 30, 2010, all of the Series E warrants had been exercised and were no longer outstanding.

Series B

In September 2005, in connection with a borrowing arrangement with a venture lending company, the Company issued a warrant to purchase 541,346 shares of Series B convertible preferred stock (“Series B”). The Series B warrant was exercisable upon issuance, had an exercise price equal to $0.74 per share and a contractual term of seven years from the date of issuance.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company determined the fair value of the Series B warrant as of April 6, 2010 and September 30, 2009 using the Black-Scholes option-pricing model with the following assumptions:

	April 6, 2010	September 30, 2009
Dividend rate	0%	0%
Risk-free interest rate	1.3%	1.7%
Expected life (in years)	2.5	3.3
Expected volatility	67.1%	62.2%

The relative fair value of the Series B warrant of $503,000 was recorded in the consolidated balance sheets as a warrant liability and debt discount. The fair value of the warrant liability for the Series B warrant was remeasured at each period end. As of December 31, 2009, the warrant liability related to the Series B warrant was $175,000. During the nine months ended September 30, 2010, all of the Company’s convertible preferred stock converted into shares of common stock upon the initial public offering. Following the conversion of the convertible preferred stock, the Series B warrant became a warrant to purchase 44,202 shares of common stock. Prior to the conversion of the convertible preferred stock, the change in fair value of the warrant resulted in a charge through other income (expense), net in the amount of $344,000 during the nine months ended September 30, 2010 and a gain through other income (expense), net in the amount of $437,000 during the nine months ended September 30, 2009. During the three months ended September 30, 2009, the change in fair value of the warrant resulted in a gain to other income (expense), net in the amount of $8,000. Upon the closing of the initial public offering, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital. The related debt discount was amortized to interest expense over the life of the borrowing arrangement of approximately two years. As of September 30, 2010, this warrant had not been exercised and was still outstanding.

Common Stock

In connection with bank borrowings in January and November 2007, the Company issued to the lender warrants to purchase a total of 76,922 shares of the Company’s common stock. These warrants were exercisable upon issuance, had an exercise price of $8.32 per share, and were to expire on the earlier of November 2017 or within three years following the occurrence of an underwritten public offering of the Company’s common stock. The Company estimated the total relative fair value of the warrants to be $456,000 upon issuance using the Black-Scholes option-pricing model. The fair value of these common stock warrants was recorded through stockholders’ equity upon issuance. During the nine months ended September 30, 2010, warrants to purchase 61,538 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 34,829 shares of common stock. The remaining warrants to purchase 15,384 shares of common stock have not been exercised and were still outstanding as of September 30, 2010.

In connection with the convertible promissory notes issued during 2008 and 2009 and the Series E financing that took place in 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During the nine months ended September 30, 2010, the Company issued another warrant to purchase 36,582 shares of common stock with a fair value of $446,000 on the date of issuance as a result of the exercise of a Series E warrant. These common stock warrants are exercisable immediately, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the nine months ended September 30, 2010, warrants to purchase 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 19,072 shares of common stock. The remaining warrants to purchase 3,989,250 shares of common stock have not been exercised and were still outstanding as of September 30, 2010.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Because these common stock warrants were potentially redeemable for cash under certain change in control provisions and included certain variable terms outside of the control of the Company prior to the Company’s initial public offering, these common stock warrants were recorded as a warrant liability at fair value and were subject to remeasurement at each period end with any changes in fair value being recognized in other income (expense), net on the consolidated statements of operations. The Company determined the fair value of these common stock warrants as of April 6, 2010 and September 30, 2009 using the Black-Scholes option-pricing model, with the following assumptions:

	April 6, 2010	September 30, 2009
Dividend rate	0%	0%
Risk-free interest rate	2.1%	2.1%
Expected life (in years)	3.9	4.8
Expected volatility	62.6%	62.2%

The relative fair value of the common stock warrants was recorded in the consolidated balance sheet as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability for the common stock warrants was remeasured at each period end. However, these common stock warrants were amended to remove the cash redemption feature and the other variable terms outside of the Company’s control effective upon the closing of the Company’s initial public offering which occurred on April 6, 2010. As of December 31, 2009, the warrant liability related to these common stock warrants was $16.7 million. The change in fair value of the warrants resulted in a charge through other income (expense), net in the amount of approximately $30.6 million and $6.9 million during the nine months ended September 30, 2010 and 2009. The change in fair value of the warrants resulted in a charge through other income (expense), net in the amount of approximately $5.0 million during the three months ended September 30, 2009. Upon the closing of the initial public offering, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital. As of September 30, 2010, warrants to purchase 4,004,634 shares of common stock had not been exercised and were still outstanding.

7. Stock Plans

In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s initial public offering on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, stock units and stock appreciation rights. The Company’s stock-based compensation expense was $2.6 million and $438,000 during the nine months ended September 30, 2010 and 2009 and was $1.1 million and $157,000 during the three months ended September 30, 2010 and 2009. The total stock-based compensation expense consisted of stock-based compensation expense for stock options granted to employees of $2.6 million and $433,000 and nonemployee consultants of $45,000 and $5,000 for the nine months ended September 30, 2010 and 2009. The total stock-based compensation expense consisted of stock-based compensation expense for stock options granted to employees of $1.1 million and $154,000 and nonemployee consultants of $14,000 and $3,000 for the three months ended September 30, 2010 and 2009.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and nine months ended September 30, 2010 and 2009 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Fair Value of Common Stock — Prior to the Company’s initial public offering, the fair value of the shares of common stock underlying the stock options was determined by the board of directors because there was no public market for the Company’s common stock. The board of directors therefore determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Following the initial public offering, the fair value of the underlying common stock is based on the list price for the Company’s common stock as noted on the Nasdaq on the grant date.

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

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.6%	3.0%	2.8%	3.0%
Expected life (in years)	5.6	6.1	5.6	6.1
Expected volatility	58.9%	62.2%	60.5%	62.2%

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the Company’s stock option activity for the nine months ended September 30, 2010 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — December 31, 2009	196,803	2,190,173	$5.82	8.4	$7,183
Additional options authorized	2,307,692	—
Options granted	(811,965)	811,965	10.88
Restricted stock granted	(255,372)	—	—
Repurchased	370	—
Forfeited	141,635	(141,635)	8.70
Exercised	—	(55,990)	4.73

Outstanding — September 30, 2010	1,579,163	2,804,513	$7.16	8.2	$28,358

Vested and expected to vest — September 30, 2010		1,667,875	$6.25	7.6	$18,402
Vested — September 30, 2010		1,089,895	$4.71	6.9	$13,696

Additional information regarding the Company’s stock options outstanding and vested as of September 30, 2010 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number of	Remaining	Average	Shares Subject	Average
	Stock Options	Contractual Life	Exercise	Subject to	Exercise
Exercise Prices	Outstanding	(Years)	Price per Share	Stock Options	Price per Share
$0.91 - $4.94	786,417	6.2	$2.50	651,145	$2.06
$7.80 - $7.80	1,161,226	9.0	$7.80	289,947	$7.80
$8.32 - $9.10	666,724	8.9	$8.97	122,106	$8.51
$11.50 - $18.75	190,146	9.3	$16.24	26,697	$18.39

	2,804,513	8.2	$7.16	1,089,895	$4.71

As of September 30, 2010, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $4.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Restricted Stock — The Company issued 30,572 shares of restricted stock to directors and restricted stock units for 224,800 shares of common stock to employees during the nine months ended September 30, 2010. These restricted shares will vest three months to four years from the date of issuance if the employees and directors remain with the Company for the duration of the vesting period. The Company recognized stock-based compensation in the amount of $76,000 and $139,000 for the restricted stock awards during the three and nine months ended September 30, 2010, respectively. The Company recognized stock-based compensation in the amount of $72,000 for the restricted stock units during the three and nine months ended September 30, 2010.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the Company’s restricted stock award activity for the nine months ended September 30, 2010 is presented below:

			Weighted-
	Number	Weighted	Average	Aggregate
	of Restricted	Average Grant	Remaining	Intrinsic
	Stock Awards	Date Fair	Recognition	Value
	Outstanding	Value	Period (Years)	(in thousands)
Outstanding — December 31, 2009	—	$—
Restricted stock awards granted	30,572	17.34
Restricted stock awards released	(317)	17.70
Restricted stock awards forfeited	(3,713)	18.69

Outstanding — September 30, 2010	26,542	$17.15	1.1	$458

A summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2010 is presented below:

Weighted-
	Number	Weighted	Average	Aggregate
	of Restricted	Average Grant	Remaining	Intrinsic
	Stock Units	Date Fair	Recognition	Value
	Outstanding	Value	Period (Years)	(in thousands)
Outstanding — December 31, 2009	—	$—
Restricted stock units granted	224,800	15.13
Restricted stock units released	—
Restricted stock units forfeited	—

Outstanding — September 30, 2010	224,800	$15.13	3.9	$3,876

Common Stock Subject to Repurchase — The Company has allowed employees to exercise options prior to vesting. The Company has the right to repurchase these options at the original purchase price paid by the employee for any unvested (but issued) shares of common stock upon the termination of the employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability on the consolidated balance sheets. The shares and liability are reclassified into equity on a pro rata basis as the options vest. The shares subject to repurchase are not deemed to be issued for accounting purposes until those shares vest.

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting and shares of restricted stock issued but not yet vested for the nine months ended September 30, 2010 are as follows:

Nine Months Ended
September 30, 2010
Unvested shares — December 31, 2009	7,051
Exercise of options prior to vesting during the period	3,373
Vesting of options exercised early during the period	(6,154)
Options repurchased during the period	(370)

Unvested shares — September 30, 2010	3,900

Stock Option Activity for Nonemployee Consultants — During the nine months ended September 30, 2010, the Company issued options to a consultant for the purchase of 28,653 shares of common stock in exchange for his service. These options vest monthly over four years with an exercise price of $9.10 per share. During the three months ended September 30, 2010, the remaining unvested shares of this grant in the amount of 25,072 shares were cancelled in connection with the consultant becoming a director of the Company. In exchange for the

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

cancellation of these options, the director was granted employee stock options and restricted stock awards with a total grant date fair value of $372,000 which resulted in an incremental value of $112,000. The total fair value of the options and restricted stock awards will be recognized as stock-based compensation over vesting periods of seven months to four years. The Company accounts for nonemployee consultant options based on the fair value of the awards as they vest. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term. During the nine months ended September 30, 2009, no options were issued to nonemployees.

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”). A total of 730,770 shares of common stock were reserved for future issuance under the ESPP, which became effective upon the Company’s initial public offering. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of (i) one percent (1%) of the outstanding shares of the Company on such date or (ii) a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010. The Company estimated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following assumptions: 62.7% volatility, 8 month expected life, 0% dividend yield, and 0.2% risk-free interest rate. During the three and nine months ended September 30, 2010, the Company recognized compensation expense related to the ESPP in the amount of $187,000 and $351,000, respectively.

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

Revenues

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Americas	$15,194	$13,099	$45,562	$38,322
EMEA	5,116	3,547	13,334	8,845
Asia Pacific	1,527	1,198	3,462	3,075

Total	$21,837	$17,844	$62,358	$50,242

The Americas’ revenues in the table above include revenues from customers in the United States of $13.1 million and $12.6 million for the three months ended September 30, 2010 and 2009 and $40.5 million and $37.3 million for the nine months ended September 30, 2010 and 2009.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth long-lived assets by geographic area (in thousands):

Long-Lived Assets

	September 30, 2010	December 30, 2009
United States	$680	$642
India	73	54
Japan	—	2

Total	$753	$698

9. Income Taxes

The Company’s provision for income taxes was $195,000 and $147,000 for the nine months ended September 30, 2010 and 2009, consisting primarily of provisions for foreign income taxes. The Company’s provision for income taxes was $88,000 and $49,000 for the three months ended September 30, 2010 and 2009, consisting primarily of provisions for foreign income taxes.

As of September 30, 2010 and December 31, 2009, the Company had $1.5 million of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact our effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2009 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

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

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as an All-Wireless Enterprise™. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by over 4,000 customers worldwide in many markets, including education, finance, government, healthcare, hospitality, manufacturing, retail, technology, telecom, transportation and utilities.

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

Our ability to capitalize on emerging trends and developments will depend, in part, on our ability to execute our growth strategy of increasing the recognition of our brand and the effectiveness of our solution, expanding the adoption of our solution across markets, and expanding and leveraging our relationships with the channel partners. We continue to evolve our entire organization to further capitalize on growth opportunities. In this regard, we initiated a process in the third quarter to recruit a head of our worldwide sales organization. In connection with this process, our previous Senior Vice President, Worldwide Sales left at the end of October 2010. Our ability to achieve and maintain profitability in the future will be affected by, among other things, the continued acceptance of our products, the timing and size of orders, the average selling prices for our products and services, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, general and administrative resources, as well as our ability to integrate new leadership for our global sales organization.

Our revenues grew from $1.1 million in 2005 to $69.5 million in 2009 and were $62.4 million in the nine months ended September 30, 2010. We have incurred losses from inception through the nine months ended September 30, 2010 as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of September 30, 2010 and December 31, 2009, we had an accumulated deficit of $194.3 million and $158.6 million.

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

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs include salaries, benefits and other variable compensation for our employees. We expect our operating expenses to continue to grow in absolute dollars in the near term, although they are likely to fluctuate as a percentage of revenues.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2010 as compared to those disclosed in our prospectus filed pursuant to rule 424(b) under the Securities Act with the Securities and Exchange Commission on March 30, 2010.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended September 30,
	2010		2009
REVENUES:
Products	$16,710	76.5%	$12,052	67.5%
Support and services	2,571	11.8	1,583	8.9
Ratable products and services	2,556	11.7	4,209	23.6

Total revenues	21,837	100.0	17,844	100.0

COST OF REVENUES:
Products	5,876	26.9	4,495	25.2
Support and services	611	2.8	355	2.0
Ratable products and services	1,311	6.0	2,119	11.9

Total costs of revenues	7,798	35.7	6,969	39.1

Gross margin	14,039	64.3	10,875	60.9

OPERATING EXPENSES:
Research and development	3,124	14.3	2,386	13.4
Sales and marketing	8,653	39.6	6,106	34.2
General and administrative	2,801	12.8	1,854	10.4

Total operating expenses	14,578	66.8	10,346	58.0

Income (loss) from operations	(539)	(2.5)	529	3.0
Interest expense, net	(182)	(0.8)	(384)	(2.2)
Other income (expense), net	12	0.1	(5,057)	(28.3)

Loss before provision for income taxes	(709)	(3.2)	(4,912)	(27.5)
Provision for income taxes	88	0.4	49	0.3

Net loss	(797)	(3.6)%	(4,961)	(27.8)%

The following table sets forth the stock-based compensation included in the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2010	2009
Costs of revenues	$58	$15
Research and development	231	27
Sales and marketing	308	61
General and administrative	542	54

	$1,139	$157

Revenues

Our total revenues increased by $4.0 million, or 22.4%, to $21.8 million during the three months ended September 30, 2010, from $17.8 million during the three months ended September 30, 2009. Our products and support and services revenues, total revenues excluding ratable revenues, increased by $5.7 million, or 41.4%, to $19.3 million during the three months ended September 30, 2010, from $13.6 million during the three months ended September 30, 2009. These increases were primarily as a result of increased demand for our products, driven in part by improved economic conditions, particularly in the EMEA and the Americas regions.

Products revenues increased by $4.6 million, or 38.6%, to $16.7 million during the three months ended September 30, 2010, from $12.1 million during the three months ended September 30, 2009. The increase was primarily a result of an increase in unit shipments particularly in the EMEA region during the three months ended September 30, 2010.

Support and services revenues increased by $1.0 million, or 62.4%, to $2.6 million during the three months ended September 30, 2010, from $1.6 million during the three months ended September 30, 2009. The increase in support and services revenues is a result of increased product and first-year support sales combined with the renewal of support contracts by existing customers and also as the result of the establishment of VSOE for all support services as of January 1, 2009. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $1.6 million, or 39.3%, to $2.6 million during the three months ended September 30, 2010, from $4.2 million during the three months ended September 30, 2009. This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $0.8 million, or 11.9%, to $7.8 million during the three months ended September 30, 2010, from $7.0 million during the three months ended September 30, 2009. Overall gross margins improved to 64.3% from 60.9% in the year-ago period as product margin improved to 64.8% from 62.7% in the year-ago period while gross margin on the combination of support and services and ratable revenue margins improved to 62.5% from 57.3% in the year-ago period.

Our product gross margins increased to 64.8% during the three months ended September 30, 2010 from 62.7% during the three months ended September 30, 2009. This increase in the product gross margin was primarily the result of a favorable product mix and economies of scale as we grew our revenues.

Operating Expenses

Our operating expenses increased by $4.3 million, or 40.9%, to $14.6 million during the three months ended September 30, 2010, from $10.3 million during the three months ended September 30, 2009, and increased as a percentage of revenue from 58.0% during the three months ended September 30, 2009 to 66.8% during the three months ended September 30, 2010. The increase was primarily due to an increase in personnel costs caused by higher levels of headcount during the three months ended September 30, 2010 as compared to the prior year period. In addition to the growth in headcount, the increase was caused by higher stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased by $0.7 million, or 30.9%, to $3.1 million during the three months ended September 30, 2010, from $2.4 million during the three months ended September 30, 2009. The increase during the three months ended September 30, 2010 is primarily due to the increase in research and development personnel costs needed to support continued enhancements to our existing products and the development of new products as well as an the increase in stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.6 million, or 41.7%, to $8.7 million during the three months ended September 30, 2010, from $6.1 million during the three months ended September 30, 2009. The increase during the three months ended September 30, 2010 is primarily due to an increase in sales and marketing personnel costs, an increase in public relations and branding expenses and an increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, or 51.1%, to $2.8 million during the three months ended September 30, 2010, from $1.9 million during the three months ended September 30, 2009. The increase during the three months ended September 30, 2010 is primarily due to the increase in general and administrative personnel costs associated with operating as a publicly-traded company. Also contributing to the year over year increase in general and administrative expenses are increased legal expenses associated with operating as a publicly-traded company and an increase in stock-based compensation expense.

Interest Expense, net

Interest expense, net decreased by $0.2 million, or 52.6% to $0.2 million during the three months ended September 30, 2010, from $0.4 million during the three months ended September 30, 2009. This decrease is primarily due to the decrease in the principal balances on our outstanding long-term debt.

Other Income (Expense), net

Other income (expense), net consisted of a $12,000 gain during the three months ended September 30, 2010 compared to an expense of $5.1 million during the three months ended September 30, 2009. Prior to our initial public offering in 2010, we remeasured the fair value of our warrants to purchase convertible preferred stock and common stock each quarter and adjusted the related warrant liability accordingly. We recognized a $5.0 million loss as a result of changes in the fair value of these warrants during the three months ended September 30, 2009. Upon the closing of our initial public offering on April 6, 2010, we remeasured the warrant liability and reclassified the related fair value to additional paid-in capital. Accordingly, we no longer recognize gains or losses as a result of changes in the fair value of these warrants.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Nine Months Ended September 30,
	2010		2009
REVENUES:
Products	$45,727	73.3%	$31,809	63.3%
Support and services	7,431	11.9	3,907	7.8
Ratable products and services	9,200	14.8	14,526	28.9

Total revenues	62,358	100.0	50,242	100.0

COST OF REVENUES:
Products	15,912	25.5	12,252	24.4
Support and services	1,582	2.5	595	1.2
Ratable products and services	4,928	7.9	7,261	14.5

Total costs of revenues	22,422	36.0	20,108	40.0

Gross margin	39,936	64.0	30,134	60.0

OPERATING EXPENSES:
Research and development	8,960	14.4	7,086	14.1
Sales and marketing	24,168	38.7	18,723	37.3
General and administrative	7,816	12.5	5,318	10.6

Total operating expenses	40,944	65.6	31,127	62.0

Loss from operations	(1,008)	(1.6)	(993)	(2.0)
Interest expense, net	(660)	(1.1)	(1,512)	(3.0)
Other expense, net	(33,848)	(54.3)	(6,777)	(13.5)

Loss before provision for income taxes	(35,516)	(57.0)	(9,282)	(18.5)
Provision for income taxes	195	0.3	147	0.3

Net loss	(35,711)	(57.3)%	(9,429)	(18.8)%

The following table set forth the stock-based compensation included in the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2010	2009
Costs of revenues	$132	$41
Research and development	532	70
Sales and marketing	687	188
General and administrative	1,294	139

	$2,645	$438

Revenues

Our total revenues increased by $12.2 million, or 24.1%, to $62.4 million during the nine months ended September 30, 2010, from $50.2 million during the nine months ended September 30, 2009. Our products and support and services revenues, total revenues excluding ratable revenues, increased by $17.5 million, or 48.8%, to $53.2 million during the nine months ended September 30, 2010, from $35.7 million during the nine months ended September 30, 2009. These increases were primarily as a result increased demand for our products, driven in part by improved economic conditions, particularly in the EMEA and the Americas regions.

Products revenues increased by $13.9 million, or 43.8%, to $45.7 million during the nine months ended September 30, 2010, from $31.8 million during the nine months ended September 30, 2009. The increase was primarily a result of an increase in unit shipments particularly in the EMEA and the Americas regions during the nine months ended September 30, 2010.

Support and services revenues increased by $3.5 million, or 90.2%, to $7.4 million during the nine months ended September 30, 2010, from $3.9 million during the nine months ended September 30, 2009. The increase in support and services revenues is a result of increased product and first-year support sales combined with the renewal of support contracts by existing customers and also as the result of the establishment of VSOE for all support services as of January 1, 2009. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $5.3 million, or 36.7%, to $9.2 million during the nine months ended September 30, 2010, from $14.5 million during the nine months ended September 30, 2009. This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $2.3 million, or 11.5%, to $22.4 million during the nine months ended September 30, 2010, from $20.1 million during the nine months ended September 30, 2009. Overall gross margins improved to 64.0% from 60.0% in the year-ago period as product margin improved significantly while gross margin on the combination of support and services and ratable revenue margins improved to 60.9% from 57.4% in the year-ago period.

Our product gross margins increased to 65.2% during the nine months ended September 30, 2010 from 61.5% during the nine months ended September 30, 2009. This increase in the product gross margin was primarily the result of a favorable product mix and economies of scale as we grew our revenues.

Operating Expenses

Our operating expenses increased by $9.8 million, or 31.5%, to $40.9 million during the nine months ended September 30, 2010, from $31.1 million during the nine months ended September 30, 2009, and increased as a percentage of revenue from 62.0% during the nine months ended September 30, 2009 to 65.6% during the nine months ended September 30, 2010. The absolute dollar increase was primarily due to an increase in personnel costs caused by higher levels of headcount during the nine months ended September 30, 2010 as compared to the prior year period. In addition to the growth in headcount, the increase was impacted by higher stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased by $1.9 million, or 26.4%, to $9.0 million during the nine months ended September 30, 2010, from $7.1 million during the nine months ended September 30, 2009. The increase during the nine months ended September 30, 2010 is primarily due to the increase in research and development personnel costs needed to support continued enhancements to our existing products and the development of new products as well as an increase in stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $5.5 million, or 29.1%, to $24.2 million during the nine months ended September 30, 2010, from $18.7 million during the nine months ended September 30, 2009. This increase during the nine months ended September 30, 2010 is primarily due to an increase in sales and marketing personnel costs, an increased in public relations and branding expenses and an increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million, or 47.0%, to $7.8 million during the nine months ended September 30, 2010, from $5.3 million during the nine months ended September 30, 2009. The increase during the nine months ended September 30, 2010 is primarily due to an increase in general and administrative personnel costs associated with operating as a publicly traded company. Additionally, the year over year increase in general and administrative costs can be partially attributed to increased legal expenses associated with operating as a publicly traded company and an increase in stock-based compensation expense.

Interest Expense, net

Interest expense, net decreased by $0.8 million, or 56.3%, to $0.7 million during the nine months ended September 30, 2010, from $1.5 million during the nine months ended September 30, 2009. This decrease is primarily due to the decrease in the principal balances on our outstanding long-term debt and the conversion of our convertible promissory notes in March 2009.

Other Expense, net

Other expense, net increased by $27.0 million to $33.8 million during the nine months ended September 30, 2010, from $6.8 million during the nine months ended September 30, 2009. This increase is primarily due to the increase in the fair value of our warrants to purchase convertible preferred stock and common stock and the related adjustment to the warrant liability in the amount of $33.6 million during the nine months ended September 30, 2010. Upon the closing of our initial public offering on April 6, 2010, we remeasured the warrants and reclassified the related fair value to additional paid-in capital. Accordingly, we no longer recognize gains and losses as a result of changes in the fair value of these warrants.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and our credit facility. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We have also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million. In 2010, we received $57.1 million upon the closing of our initial public offering, representing the net proceeds of the offering after deducting underwriters’ commissions and discounts and other issuance costs.

As of September 30, 2010, we had debt outstanding in the amount of $4.2 million. Our debt agreements contain certain affirmative and negative covenants, including restrictions with respect to payment of cash dividends, merger or consolidation, changes in the nature of our business, disposal of assets and obtaining additional loans. Our debt agreements also contain certain financial covenants and cross default provisions whereby a default, including a violation of covenants, under the terms of one agreement would result in a default under the other agreement. As of September 30, 2010, we were in compliance with our debt covenants. Our debt agreements are collateralized by all of our assets. In the event we fail to comply with our debt covenants, the amounts outstanding under our debt agreements would become due and payable absent a waiver by our lender, which could materially and adversely affect our liquidity. On September 30, 2010, a modification of the line of credit agreement was signed. The modification provided for an extension of the line of credit term to October 31, 2010.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operations prior to 2010 as we expanded our business. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. Our largest source of operating cash flows is cash collections from our customers. Cash provided by operating activities was $97,000 during the nine months ended September 30, 2010. Cash used in operating activities was $3.2 million during the nine months ended September 30, 2009.

Cash provided by operating activities of $97,000 during the nine months ended September 30, 2010 reflected a net loss of $35.7 million, offset by non-cash charges of $36.7 million, $33.6 million of which relates to the increase in the fair value of the common stock underlying our warrants. Cash from our net operating assets and liabilities decreased slightly during the nine months ended September 30, 2010. A decrease of $6.9 million in deferred revenue was offset by a decrease of $3.8 million in deferred inventory costs and an increase of $3.4 million in accrued liabilities.

Cash used in operating activities of $3.2 million during the nine months ended September 30, 2009 reflected a net loss of $9.4 million, partially offset by non-cash charges of $7.8 million, $6.6 million of which relates to the increase in the fair value of the common stock underlying our warrants. The decrease in our net operating assets and liabilities was primarily a result of a decrease of $9.0 million in deferred revenue partially offset by a decrease of $6.0 million in deferred inventory costs as we established VSOE for support services for all customers on January 1, 2009 and an increase of $1.1 million in accounts payable.

Cash Flows from Investing Activities

Our investing activities have consisted of our capital expenditures. Cash used in investing activities during the nine months ended September 30, 2010 and 2009 was $0.5 million and $60,000 as a result of our capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of convertible preferred stock, the incurrence of long-term debt and the use of a line of credit facility. During the nine months ended September 30, 2010, we also received proceeds through the sale of our common stock in our initial public offering. As of September 30, 2010, we had outstanding debt of $4.2 million. We currently pay approximately $0.5 million per month in principal and interest payments on our long-term debt.

During the nine months ended September 30, 2010, cash provided by financing activities was $47.9 million primarily as a result of the net proceeds from our initial public offering in the amount of $57.1 million and proceeds from the exercise of warrants on convertible preferred stock and from the exercise of stock options in the amount of $1.0 million, partially offset by net payments on our long-term debt of $10.2 million.

During the nine months ended September 30, 2009, cash provided by financing activities was $21.3 million primarily as a result of the issuance of convertible preferred stock and warrants, and the issuance of convertible promissory notes of $23.8 million, partially offset by the net payments on our long-term debt of $2.6 million.

Capital Resources

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities and overall economic conditions.

Contractual Obligations

We are obligated to make principal and interest payments on our long-term debt including our line of credit facility. As of September 30, 2010, our obligation to make principal, interest and other payments on our debt totaled $4.7 million.

As of September 30, 2010, we had operating lease obligations of $3.1 million, of which the longest remaining lease expires in 2015, and outstanding purchase commitments of $8.8 million due within the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that changes the accounting for revenue arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under these new accounting standards. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We are currently assessing the impact that the adoption of these standards will have on our consolidated financial statements.

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

Foreign Currency Risk

All of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British Pound Sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the nine months ended September 30, 2010, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $68.8 million and $21.3 million as of September 30, 2010 and December 31, 2009. These amounts were held primarily in cash deposits and money market funds. Cash and cash equivalents are held for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the nine months ended September 30, 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

As of September 30, 2010 and December 31, 2009, the principal amount of our long-term debt outstanding, including our credit facility, was $4.2 million and $14.3 million. During the nine months ended September 30, 2010, a 10% appreciation or depreciation in the prime rate would not have had a material impact on our interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. The Court has not yet ruled on this motion. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on us.

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

We have incurred significant losses since our inception, including net losses of $35.7 million and $9.4 million during the nine months ended September 30, 2010 and 2009. As of September 30, 2010 and December 31, 2009, we had an accumulated deficit of $194.3 million and $158.6 million. These losses have resulted principally from costs incurred in our research and development programs, sales and marketing programs, and non-cash adjustments to the fair value of our warrant liability. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

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

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future. It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. Our operating results are affected by a number of factors, including:

•	our sales volume;

•	fluctuations in demand for our products and services, including seasonal variations;

•	average selling prices and the potential for increased discounting of products by us or our competitors;

•	the timing of revenue recognition in any given period as a result of revenue recognition guidance under the accounting principles generally accepted in the U.S.;

•	our ability to forecast demand and manage lead times for the manufacturing of our products;

•	shortages in the availability of components used in our products, including components whose manufacturing lead times have increased significantly or may increase in the future;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to develop and maintain relationships with our channel partners;

•	our ability to develop and introduce new products and product enhancements that achieve market acceptance;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	changes in the regulatory environment for the certification and sale of our products;

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. For example, on May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court located in Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed, and we have filed a motion to transfer the action to the Northern District of California. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on us. Additionally, we have received letters from one of our competitors that has a large patent portfolio and substantial resources alleging that our products infringe upon certain of their patents. In February 2010, we also received a letter from another competitor inviting us to license certain of its patents. In March 2010, we received a letter alleging that our products infringe upon a patent of another one of our competitors and an invitation to license the patent. We may enter into protracted and expensive litigation as a result of these letters and other claims made against us in the future. Much of our business relies on, and many of our products incorporate, proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our major competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

In addition, several members of our management team have recently joined us. For example, our General Counsel joined us in November 2009, our Vice President of Human Resources joined us in December 2009, our Senior Vice President of Service Providers joined us in January of 2010, and our Vice President of Worldwide Support and Services joined us in April 2010. During the third quarter, we initiated a process to recruit a head of our worldwide sales organization. In connection with this process, our previous Senior Vice President, Worldwide Sales, left at the end of October 2010. If we cannot effectively integrate and retain key employees, the execution of our business strategy may be significantly delayed or adversely impacted.

None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. The loss of services of key employees could significantly delay or prevent the achievement of our strategic objectives, which could adversely affect our business and operating results.

We base our inventory purchase decisions on our forecasts of customers’ demand, and if our forecasts are inaccurate, our operating results could be materially harmed.

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

Our research and development efforts relating to new products and technologies are time-consuming, costly and complex. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction of products that are competitive in the marketplace, this could materially and adversely affect our business and operating results.

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

We derive a significant portion of our revenues from customers outside the U.S. During the nine months ended September 30, 2010 and 2009, 35% and 26% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that changes the accounting for revenue arrangements with multiple deliverables. The FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. We will adopt these pronouncements in the first quarter of 2011. Any difficulties in the implementation of these pronouncements could cause us to fail to meet our financial reporting obligations.

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

We have historically generated a substantial portion of our revenues from sales to educational institutions. Public schools receive funding from local tax revenue, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. We believe that the funding for a substantial portion of our sales to educational institutions comes from federal funding, in particular the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connections costs for eligible public educational institutions. In the event that the federal government reduces the amounts dedicated to the E-Rate program in future periods, or eliminates the program completely, our sales to educational institutions may be reduced. Furthermore, if state or local funding of public education is significantly reduced because of legislative changes or by fluctuations in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.

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

Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have a material and adverse effect on our operating results and financial condition.

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

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

As of September 30, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate more than a majority of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. The lock-up agreements with directors and officers, and holders of substantially all of our outstanding equity securities expired in September of 2010. As of September 30, 2010, 15,945,863 shares of common stock were issued and outstanding. We also have 251,342 shares of our restricted stock and options to purchase an aggregate of 2,804,513 shares of our common stock that will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various vesting agreements outstanding as of September 30, 2010. In addition, warrants to purchase 4,048,836 shares of common stock had not been exercised and were still outstanding. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

(a) None

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

(a)	Exhibits

The following exhibits are filed herewith:

10.1	Eighth Loan Modification Agreement dated September 30, 2010 by and among Silicon Valley Bank and Meru Networks, Inc.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	The certificates contained in Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2010

MERU NETWORKS, INC.

By:	/S/ BRETT WHITE
Brett White Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Eighth Loan Modification Agreement dated September 30, 2010 by and among Silicon Valley Bank and Meru Networks, Inc.

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	The certificates contained in Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registration specifically incorporates it by reference.