Form 10-K
period 2010-12-31
MERU NETWORKS INC
filed 2011-03-11
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34659

Meru Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0049840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

894 Ross Drive

Sunnyvale, California 94089

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (408)215-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0005 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229 .405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Market on such date, was approximately $111,348,974. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, $0.0005 par value, as of February 28, 2011: 17,112,902.

Documents Incorporated By Reference:

Portions of the registrant’s definitive Proxy Statement related to its 2011 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MERU NETWORKS INC.

Meru Networks, the Meru Networks logo, patented System Director, Virtual Cell, Virtual Port and E(z)RF are trademarks of Meru Networks, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We disclaim any duty to update any of these forward-looking statements after the date of this Form 10-K to confirm these statements to actual results or revised expectations.

PART I

ITEM 1. BUSINESS

Overview

We provide a virtualized wireless local area network, or LAN, solution that is designed to cost-effectively optimize the enterprise network to deliver the performance, reliability, predictability and operational simplicity of a wired network, with the advantages of mobility. We enable enterprises to migrate their business-critical applications from wired networks to wireless networks, and become what we refer to as All-Wireless Enterprises.

Our solution represents an innovative approach to wireless networking that utilizes virtualization technology to create an intelligent and self-monitoring wireless network. Our solution is designed to overcome the limitations of legacy wireless networking architectures that cause most enterprises to maintain two separate access networks: a wired network for business-critical applications, and a wireless network for casual use. Enterprises are now seeking to become All-Wireless Enterprises in order to improve business processes, increase workforce efficiency and respond to the evolving requirements of users. The need to transition to an All-Wireless Enterprise is becoming more urgent as wireless devices increasingly become the means by which users access applications. Our virtualized wireless LAN solution enables organizations to become All-Wireless Enterprises.

Our virtualized wireless LAN solution takes a fundamentally different architectural approach to wireless networking compared to most other wireless solutions. Our solution combines wireless resources into one virtual, seamless pool, and partitions this virtual pool to match device and application requirements. The core of our virtualized wireless LAN solution is comprised of our innovative System Director™ Operating System and complementary software applications, which are coupled with our controllers and access points. These software and hardware products are designed to operate in concert to create a virtual wireless LAN that intelligently monitors, manages and directs network traffic to optimize application performance in a secure environment. Our solution is designed to be easily deployed and integrated into our customers’ existing information technology, or IT, infrastructure, to be easily managed and to address the wireless networking needs of enterprises of all sizes in every major market.

We were founded with the vision of enabling organizations to become All-Wireless Enterprises. We began commercial shipments of our products in 2003. Our products are sold worldwide primarily through value added resellers, or VARs, and distributors, and have been deployed by approximately 4,400 customers in 55 countries.

Our Strategy

Our goal is to become the leading provider of wireless networking solutions for the enterprise. Key elements of our strategy include:

•

Increasing Awareness of Our Brand and Solution — We intend to continue to promote our brand and the effectiveness of our virtualized wireless LAN solution. We also intend to expand market awareness of the strategic benefits and cost-savings of becoming an All-Wireless Enterprise. We expect to increase our sales and marketing activities with both our partners and customers through targeted marketing programs.

•

Expanding Adoption across Markets — To date, we have focused on markets that have begun the transition from using wireless networks for casual use to using wireless networks for strategic advantages. These markets include education, healthcare, hospitality, manufacturing and retail. We intend to continue to increase our sales within these markets and expand the use of our solution into new markets, such as technology, finance, government, telecom, transportation and utilities.

•	Expanding Distribution — We intend to expand and leverage our relationships with our VARs and distributors to extend our market penetration and geographic reach.

•

Extending Our Technological Advantage — We believe that we currently offer a wireless LAN solution unlike any other widely-deployed wireless networking solution in the market today, with a virtualized networking architecture that is fundamentally different than the legacy networking architectures used in other solutions. We intend to enhance our position as a leader in wireless networking through continued technological innovation.

•	Enhancing Our Solution — We plan to enhance our current solution to address our customers’ evolving application and deployment requirements.

Our Solution

Our virtualized wireless LAN solution is designed to cost-effectively meet the increasing demands of users and enterprises for a wireless network that delivers the performance, reliability, predictability and operational simplicity of a wired network, with the advantages of mobility. Our solution represents an innovative approach to wireless networking that utilizes virtualization technology to create a wireless network that is unimpeded by the architectural deficiencies of other wireless networking solutions. We have developed a wireless networking solution that enables enterprises to migrate their business-critical applications to a wireless network, and to become All-Wireless Enterprises.

Our solution combines wireless resources into one virtual, seamless pool and partitions this virtual pool to match device and application requirements. Our use of virtualization technology for wireless networking has enabled us to deliver a solution that is designed to cost-effectively optimize the enterprise network. Our System Director™ Operating System limits the ability of the wireless device to select which physical access point to use, and instead shifts control of network connections to the wireless network infrastructure. When a wireless device enters the enterprise and attempts to connect with the wireless network, it is presented with a unique virtual connection point.

Further, our virtualized wireless LAN solution enables the network to monitor itself and provide predictive and proactive diagnosis of issues affecting network service. Our solution also provides comprehensive and centralized wireless management. It represents a new approach to wireless network management, using continuous recording of key network events, as well as data collection and analysis to reduce the time spent by IT personnel troubleshooting user issues and minimize user downtime. Our solution offers access to real-time and cumulative performance metrics for both individual wireless user devices and access points, as well as the network as a whole. From a single interface, which can be accessed remotely, IT personnel can engage in focused and deep analysis of the entire wireless network, and view activity details at each level of the infrastructure: controllers, access points and individual wireless user devices.

Our solution is based on our System Director, embedded with Virtual Cell™ and Virtual Port™ technologies. Our System Director coordinates all of the components of our solution, including our access points and controllers. Our software, controllers and access points are designed to be easily deployed and integrated into existing IT infrastructure. Our solution is designed to be easily managed and scalable across enterprises of all sizes. In addition, it provides comprehensive security capabilities to ensure that the wireless network is at least as secure as a wired network. It has been deployed by enterprises in many markets, such as education, healthcare, hospitality, manufacturing and retail. We have achieved significant success among enterprises in these markets, which have been at the forefront of the transition from using wireless networks for casual use to using wireless networks for strategic advantages.

Our solution is designed to optimize the wireless enterprise network to cost-effectively deliver the performance, reliability, predictability and operational simplicity of a wired network.

Our virtualized wireless LAN solution is designed to deliver the following benefits to users:

•

Reliable Access to Applications — Our solution places control of wireless connections with the network instead of the wireless device. Through our virtualization process, our solution ensures that each wireless device, whether stationary or in motion, is optimally connected to the network, and provides a reliable experience for users regardless of the device or application they are using.

•

High Performance — Our solution is designed specifically to leverage the capabilities of the ratified 802.11n wireless communication standard; and the performance of wireless networks using our solution can surpass the performance delivered by widely-deployed wired access networks.

•

Enhanced Ability to Run Converged Applications — The performance, reliability and predictability of our solution enable a wired-like experience that allows users to access their business-critical applications, including voice, video and data, on their wireless devices.

Further, enterprises can realize the following benefits by deploying our solution:

•

Ability to Maximize the Benefits of Business-Critical Applications — We deliver a reliable and predictable solution that enables enterprises to run business-critical applications over a wireless network. By enabling their workforces to run business-critical applications in a mobile environment, enterprises can better serve their customers and increase the productivity of their workforces.

•

Reduced Infrastructure Costs — Our solution enables enterprises to significantly reduce their network infrastructure expenses. Our solution enables enterprises to deploy a wireless network without expensive and detailed site surveys and configuration efforts. Further, we believe that creating new wireless connections is significantly less capital-intensive than creating new wired connections, because less hardware and labor is required to provide network connectivity. Additional cost savings are realized as enterprises add or move employees. Moreover, our solution typically requires fewer access points than other wireless networking solutions, thereby reducing the hardware and labor costs associated with installing a wireless network.

•	Lower Operational Expenses — Our solution enables enterprises to significantly reduce their network infrastructure operational expenses. It reduces the need for maintenance and management of a wired network. Our solution also reduces the need for periodic site surveys and the physical redeployment of existing installed access points on an ongoing basis. Our solution coordinates the access points allowing them to operate at peak transmit power, thus achieving a greater range of coverage, and typically requires fewer access points than other wireless solutions. Our solution is engineered so that each access point consumes energy more efficiently than access points in other wireless networking solutions. This reduces the overall power consumption of the network and reduces ongoing operational expenses. All of these factors enhance an IT department’s ability to maintain and manage the network in a cost-effective manner.

•

Efficient Scalability — Our solution has been designed to easily increase the network’s capacity in response to the changing needs of the enterprise. In order to expand the wireless network coverage areas, an enterprise deploying our solution can easily add access points as necessary. For increases in the capacity of a wireless network, an enterprise operating our solution can easily add another radio frequency, or RF, channel and deploy additional access points on that added RF channel. With our solution, unlike with other wireless networking solutions, typically there is no need to re-survey the enterprise’s facilities or physically redeploy existing installed access points, which can significantly reduce the labor and material expenses of building out a wireless network.

Technology

Our virtualized wireless LAN architecture integrates our proprietary software on industry-standard hardware and protocols. In order to achieve wired-like performance, reliability, predictability and operational simplicity in a wireless network, our System Director™ Operating System integrates two key technologies: Virtual Cell™ and Virtual Port™.

Virtual Cell — A Virtual Cell is created when wireless resources from multiple physical access points are pooled together to provide the abstraction of a single access point to a wireless device, with each physical access point operating on the same radio channel and offering identical services. This pooling completely masks the identities of individual access points from the perspective of users and their wireless devices. The physical access points become indistinguishable to wireless devices which only see one common network connection. The entire Virtual Cell has one common identity, and the wireless device effectively connects to the Virtual Cell and not to individual access points. As a wireless device moves, our System Director determines the best physical access point to serve the device and seamlessly migrates the wireless device to the appropriate access point.

The use of Virtual Cell technology can provide a number of key advantages over legacy wireless network architectures:

•

Predictable Service through Network Control — In legacy wireless network architectures, the wireless device remains in control of its connection to the network and is allowed to make connection decisions based on its own needs, which can degrade the overall performance of the network. In a Virtual Cell, the network controls the connection decision for each device, ensuring optimum use of the network resources, independent of the hardware, software, or settings of the device. Virtual Cell technology converts wireless service from a device-controlled network to a network-controlled system, increasing the predictability of service available to each wireless device.

•

Stable Coverage — The design of legacy wireless architectures requires that neighboring access points be placed on different channels to mitigate interference. This approach creates a complex optimization problem of ensuring that there are no gaps in wireless coverage while simultaneously minimizing coverage overlap between access points on the same channel — a difficult problem to solve since coverage is practically impossible to predict accurately. Virtual Cell takes a fundamentally different approach by pooling all access points together on the same channel. Our System Director coordinates each device’s access to the network, and through this coordination, mitigates interference across access points. Using this approach, coverage issues are solved by simply adding access points to the Virtual Cell.

•

Cost Reductions from Fewer Access Points — Unlike with legacy wireless architectures, where the RF transmit power of access points is typically lowered to reduce interference, with Virtual Cell all access points operate at peak power, and thus achieve a greater range of coverage. We believe this approach results in more robust wireless coverage and also reduces the number of access points in the network.

•

Rapid and Cost-Effective Deployment — The deployment of other wireless networks involves the cumbersome and iterative process of placing and tuning access points in an effort to maximize wireless coverage and minimize interference. This often requires detailed and expensive site surveys and configuration efforts. By pooling wireless resources without having to consider whether access points are poorly spaced, Virtual Cell allows enterprises to deploy wireless networks more quickly and at lower cost than alternate approaches. Wireless network deployment with Virtual Cell is more closely related to simple “painting” of the coverage area than to careful placing and adapting of access points. Our Virtual Cell technology allows enterprises to react quickly to significant increases in the number of wireless devices and to changes in the physical layout of a particular location by adding access points as necessary. Virtual Cell technology enables enterprises to avoid expensive and detailed site surveys and reconfiguration efforts often required to adapt to these changes on networks deploying other wireless networking solutions.

•

Efficient Network Redundancy — In order to support business-critical applications over a network, enterprises require redundancy in the network infrastructure. We believe pooling wireless resources provides the most effective method for providing redundancy on a wireless network. Unlike legacy wireless architectures, which utilize multiple channels to provide basic coverage, a Virtual Cell occupies only one channel, leaving the remaining channels available. Adding a second Virtual Cell on one of these available channels instantly doubles the capacity of the network, and also provides a redundant channel.

Virtual Port — Within the Virtual Cell, our patented System Director assigns each wireless device a unique identifier and a dedicated virtual link to the network, which we refer to as a Virtual Port. The Virtual Port allows our System Director to allocate resources to each individual device taking into account that particular device’s unique network needs and the applications running on that device. The Virtual Port remains with each wireless device for the life of its connection to the network, even as the wireless device moves. This allows the wireless network to deliver a dedicated and customized wireless service for each device. At the same time, our System Director continues to optimize the overall performance and reliability of the network.

Generating a unique Virtual Port for each wireless device can provide a number of key benefits:

•

Optimized Allocation of Resources — Virtual Port allows our System Director to optimize the allocation of network resources among devices, thereby ensuring that the service for a device is not impacted by the behavior of any other device. This provides wire-like predictability and the ability to support diverse wireless devices.

•

Improved Support for Converged Applications — Virtual Port provides an effective method for controlling the quality of service parameters for each device and application, thereby enabling the network to support multiple types of applications, including latency-sensitive voice and video applications.

•

Enhanced Mobility — The Virtual Port always follows the wireless device and the associated network policies throughout the network. Our System Director seamlessly migrates the connection and associated network policies of the device to whichever physical access point can optimally service that device, thus providing the user with a predictable connection to the network.

Products

We provide a virtualized wireless LAN solution that is built around our System Director™ Operating System, which runs on our controllers and access points. We offer additional products designed to deliver centralized network management, predictive and proactive diagnostics, as well as enhanced security. Our products allow enterprises to leverage their investments in their existing IT infrastructures.

Meru System Director Operating System

Our patented System Director Operating System forms the core of our virtualized wireless LAN solution and is the common software foundation that runs on our scalable range of controllers and our line of Wi-Fi-certified wireless access points. It provides centralized coordination and control of all the access points on the network and delivers a set of services for application-aware optimization of the network, comprehensive security, high availability, flexible deployment and simple operations.

•

Application-Aware Optimization — Our System Director monitors and classifies applications being accessed by wireless devices on the network to optimize the performance of these applications over our virtualized wireless LAN. This enables our solution to support a high density of wireless devices and deliver wired-like performance for business-critical applications, such as voice, video and other latency-sensitive applications like medical telemetry.

•

Comprehensive Security — Our System Director delivers firewalling and policy enforcement of centralized security policies that manage network access by application type, by device and by user. Our System Director also provides strong authentication and encryption using the industry-standard WPA2 protocol, integration with enterprise authentication and authorization infrastructure, as well as guest access management for temporary users. Additional security features embedded within our System Director include wireless intrusion detection and mitigation capabilities, as well as user access logging and accounting capabilities.

•

High Availability — Our System Director includes a redundancy feature that increases the availability of the wireless network in a cost-effective manner. It allows one of our controllers to serve as a backup to multiple controllers, providing cost-effective redundancy. Controller redundancy increases the reliability of wireless networks by mitigating the failure of a controller in the network. Our System Director also allows an additional layer of access points to be easily added by deploying an additional channel, providing another cost-effective redundancy alternative.

•

Flexible Deployment — Our System Director has numerous capabilities that allow for the flexible deployment of a wireless network. It supports the deployment of access points and controllers anywhere within an enterprise’s global infrastructure from headquarters to branch offices.

•

Simplified Operations — Our System Director simplifies the ongoing operation of wireless networks. It allows all management and security policies for the entire wireless network to be centrally configured and administered. Our System Director enables predictive and proactive diagnosis of service problems and rapid troubleshooting by recording and replaying network events. In addition, our System Director integrates with third-party enterprise IT management systems through industry-standard protocols.

Meru Controllers

We provide a family of scalable Meru controllers that run our System Director and work in conjunction with our access points to provide high performance and reliable network service to wireless devices. Our controllers synchronize access points to optimize the user experience and manage all traffic on the network.

Our family of controllers, summarized in the following table, is designed to meet the scale and performance needs of different sized networks from small branch offices or small enterprises to large campus environments or enterprise headquarters. All of the controller platforms run our System Director Operating System and each controller delivers a common set of capabilities independent of the size of the network.

	MC5000	MC4100	MC3000	MC1500
Maximum Number of Access Points	1,500	300	150	30
Typical Deployment	Headquarters, Large Campus	Regional Office, Large Campus	Mid-sized Enterprise Branch Office	Small Enterprise Remote Office

Meru Access Points

Our 802.11a/b/g/n industry-standard, Wi-Fi-certified access points provide network connectivity for wireless devices. They are typically deployed in ceilings within buildings, and they automatically discover and connect to our controllers, providing wireless service to users based on the centralized policies configured for the network. Our access points also monitor the network and gather information that is used to provide enhanced security, centralized network management, and proactive and predictive diagnostic capabilities.

We provide a comprehensive line of 802.11a/b/g/n industry-standard access points that can be combined with a set of external antennae to support different coverage needs. We have access point models for deployment indoors and outdoors.

In late 2010, we introduced the AP1000i, the newest entry level, high value access point solution in Meru’s product family designed to be an easy to deploy and manage wireless local area network, or WLAN, solution. We believe this 802.11n solution will broaden our opportunities to work with customers requiring world class connectivity and performance while also meeting aggressive budget requirements.

Meru E(z)RF Application Suite

The Meru Networks ® E(z)RF™ Application Suite enables enterprises to configure, monitor, troubleshoot, secure and operate our virtualized wireless LAN solution. Each of the following software applications can be purchased separately:

•

E(z)RF Network Manager — Our E(z)RF Network Manager provides a comprehensive, centralized wireless management and troubleshooting system designed to lower the total cost of ownership for an organization. It provides centralized management through network visualization, configuration, wireless performance dashboards and fault management. From a single interface, IT managers can rapidly view activity details at each level of the infrastructure: controllers, access points and individual wireless devices. It offers access to real-time and cumulative performance metrics covering both individual wireless devices or access points and the network as a whole. It is a highly scalable platform representing a new approach to wireless LAN management, using continuous recording of key network events, as well as data collection and analysis to reduce the time spent by IT personnel troubleshooting user issues and to minimize user downtime.

•

E(z)RF Service Assurance Manager — Our E(z)RF Service Assurance Manager is designed to deliver end-to-end service assurance for the network and the applications that run on the wireless network. It creates virtual devices on existing access points, which actively inject traffic over the air to test and verify the performance of the network. This allows the system to quickly isolate faults or potential issues, whether they occur in the wireless network or in the backend wired infrastructure even before users experience them.

•

E(z)RF Location Manager — Our E(z)RF Location Manager provides the capability to automatically track the physical location of thousands of wireless devices, including wireless-enabled laptops and PDAs, wireless VoIP handsets as well as unauthorized access points. It also has the capability to create security policies based on enterprise-defined parameters, and it provides an application programming interface that enables integration with third-party business process applications, such as asset tracking.

•

E(z)RF OnTheGo — Our E(z)RF OnTheGo provides customized dashboards on mobile devices, such as smartphones, allowing IT personnel to monitor and manage the network from any location in the world with a Wi-Fi or cellular connection.

•

Spectrum Manager — Our Spectrum Manager is a comprehensive Spectrum Analysis solution. It identifies sources of interference and interferer data and presents in rich graphical dashboards as well as detailed current and historical reports.

•

Wired and Wireless Management — Our Wired and Wireless Management solution provides a centralized view of all network resources and operations for both wired and wireless networks. It delivers enterprise scalability, automated alerts, and multi-vendor fault and performance management.

Security Applications

We also provide a number of hardware and software security solutions that allow constant monitoring and defense against security breaches. Each of the following security applications can be purchased separately:

•

Wireless Intrusion Prevention System (WIPS) — Its built-in database includes signatures for a variety of common wireless security threats as well as a simple way for network managers to add more. WIPS is able to recognize threats and then mitigate them before they can do any harm. The action taken upon detection of a threat is fully customizable, as are the reports that the system can automatically generate using its full logging capability.

•

Compliance Manager — The Payment Card Industry Data Security Standard (PCI DSS) mandates a minimum layer of protection and a set of best practices that everyone must follow who processes, transports or stores credit and debit card information. Compliance Manager helps reduce the risk of a security breach, protecting customer and employee personal information by extending security to the wireless network. In addition, the solution offers physical security that prevents outsiders from even knowing the network exists and makes it easy to follow PCI best practices.

•

AirFirewall™ — Our AirFirewall is designed to intercept and block unwanted communications as they are transmitted over the air, stopping them before they reach the network. It prevents unauthorized access to the network, while leaving authorized services unaffected.

•

Security Gateway SG1000 — Our Security Gateway SG1000 is a centralized system designed to meet the exacting demands of the Federal Information Processing Standard, or FIPS, 140-2 Level 3 security required by federal government agencies and other security-conscious organizations as they broadly adopt wireless LANs. It secures our entire wireless LAN to the FIPS 140-2 standard.

Support and Services

We offer customer support and services based on the deployment needs of our customers. We offer service contracts in varying lengths of up to five years.

MeruAssure ™, our customer support offering, maximizes and protects our customers’ wireless LAN investment with comprehensive services and support. By helping to keep network operations running efficiently, MeruAssure minimizes disruption to business operations, combining incident detection, investigation and diagnosis with the monitoring, recovery and resolution needed to support business-critical network resources. Our customer support offering provides our customers with software upgrades, online access to our knowledge database of technical information related to our virtualized wireless LAN solution and access to our customer service personnel. In order to better serve our customers, we have support centers in Sunnyvale, California and Bangalore, India and a separate outsourced support center in India available to respond live 24 hours a day, every day. Our customers also receive first level support through our VARs.

In addition, we provide professional services to our customers. Our professional service offerings help our customers extract additional strategic value from our virtualized wireless LAN solution. With a team of experienced engineers and consultants, our professional services organization assists enterprises in deploying and operating our solution. We offer a variety of professional service engagements to meet the varying needs of our customers.

We also train our VARs and offer training to our customers. Our training department conducts basic and advanced courses online, onsite at customer locations and at our training facility in Sunnyvale, California. In addition to our standard training programs, we offer different levels of Meru certification programs, which certify participants upon successful completion of the program covering our products and wireless technologies.

Customers

Our virtualized wireless LAN solution has been deployed by approximately 4,400 customers in 55 countries worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities. Our solution is deployed in a wide range of enterprises, from smaller enterprises with single locations to large global enterprises.

We derived 64%, 72% and 71% of our revenues from sales to customers located in the United States in fiscal years 2010, 2009 and 2008, respectively, and 36%, 28% and 29% of our revenues from international sales in fiscal years 2010, 2009 and 2008, respectively.

The table below lists our channel partners, sales to whom represent in an aggregate amount 10% or more of our consolidated revenues:

	Years Ended December 31,
	2010	2009	2008
Major Channel Partners
Westcon Group, Inc.	34	21	15
Catalyst Telecom, Inc.	12	14	13
Foundry Networks, Inc./Brocade Communication Systems, Inc.	*	*	13

*	Less than 10%

Revenues from external customers, measures of profit and loss and total asset information are included in our consolidated financial statements included in this report under Item 8 “Financial Statements and Related Data.”

Sales and Marketing

We sell our products and support worldwide primarily through VARs and distributors. These channel partners help market and sell our products and services to a broad array of enterprises and allow us to leverage our sales force. In some cases, we support our VARs’ market development efforts through contributions to their marketing spending. In accordance with our distribution agreements and industry practice, certain distributors have agreements with us which allow for price protection and stock return privileges on certain inventory.

Our sales force is responsible for managing sales within each of our geographic territories. As of December 31, 2010, we had sales personnel located in the Americas, Europe, Middle East and Africa (EMEA) and the Asia Pacific regions. We operate in one reportable segment.

Our marketing activities consist primarily of public relations, demand generation, direct marketing, website operations, technology conferences, trade shows, seminars and events, advertising and promotions.

Research and Development

Our continued investment in research and development is critical to our business. We have assembled a team of engineers with expertise in various fields, including networking technologies, applications, wireless communications, and network and systems management. Our research and development team is based in Sunnyvale, California and Bangalore, India. We staff our development projects with engineers in both locations and operate our research and development team as an integrated unit. We have invested significant time and financial resources into the development of our System Director Operating System and related software and hardware products. We plan to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. In the years ended December 31, 2010, 2009, and 2008, our research and development operating expenses were $12.4 million, $10.0 million, and $12.5 million, respectively.

Manufacturing

We outsource manufacturing of our hardware products to original design manufactures, or ODMs, and contract manufacturers, or CMs. Our ODMs and CMs are responsible for sourcing all the components included in our hardware products. These components and the raw materials required to manufacture them are generally available but, the chipsets that we use in our products are currently available only from a limited number of sources, with whom neither we nor our manufacturers have entered into supply agreements. We perform rigorous in-house quality control testing to ensure the reliability of our products. We outsource the warehousing and delivery of our products to a third-party logistics provider in the U.S. for worldwide fulfillment.

Competition

The wireless networking market is highly competitive and continually evolving. We believe that we compete primarily on the basis of providing a comprehensive solution that delivers high-performing, reliable and predictable wireless networking solutions in a cost-effective manner. We believe other principal competitive factors in our market include the ability to provide quality customer service and support, the ease with which a wireless network can be initially deployed and scaled to meet an enterprise’s needs, the interoperability of a wireless network with a wide range of devices, the ability to provide appropriate levels of security and the ability to bundle wireless products with other networking offerings. We generally compete favorably with our competitors; however, many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, more products and services and substantially greater financial, technical and other resources.

Our primary competitors include Cisco Systems, primarily through its wireless networking business unit, Aruba Networks, Motorola through its acquisition of Symbol Technologies, Hewlett-Packard through its acquisition of Colubris Networks and Juniper Networks through its acquisition of Trapeze Networks. We also face competition from a number of smaller private companies.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

Patents and Patent Applications. We have been granted four U.S. patents, which will expire in 2026 through 2029. We have 36 non-provisional patent applications pending in the U.S. Patent and Trademark Office. We expect to file additional patent applications from time to time. We do not know whether any of our outstanding patent applications will result in the issuance of a patent, and even if additional patents are ultimately issued, the examination process may require us to narrow our claims. Our issued patents are intended to protect certain of our core technologies, but these patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Atheros License Agreement. We are party to a non-exclusive license agreement with Atheros Communications whereby we license certain technology that we incorporate into our access points. Atheros Communications is our only supplier of this technology in several of our access points. In the event our license agreement with Atheros Communications is terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the license agreement and redesign of certain of our products could materially and adversely affect our business. The initial term of the license agreement with Atheros Communications began on August 7, 2009 with a one year term and automatically renews for successive one-year periods unless the agreement is terminated prior to the end of the then-current term.

Our registered trademark in the U.S. is Meru Networks. In addition, we rely on a combination of trade secrets and trademark laws to maintain and develop our competitive position with respect to intellectual property. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws. We also incorporate certain generally available software programs into our products pursuant to license agreements with third parties.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Although we believe that our product offerings do not infringe the intellectual property rights of any third party, we cannot be certain that we will prevail in any intellectual property dispute. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our products that are determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party, any of which would adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2010, we had 292 employees in offices across the Americas, EMEA and Asia Pacific regions. A total of 114 employees are located outside the United States. As of December 31, 2010, none of our employees were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good and have never experienced a work stoppage.

Corporate Information

We were incorporated in Delaware in January 2002. Our principal executive offices are located at 894 Ross Drive, Sunnyvale, California, 94089, U.S.A., and our telephone number is 1-408-215-5300. Our website address is www.merunetworks.com. The information on or accessible through our website is not part of this Annual Report on Form 10-K.

Additional Information

We make available, free of charges, through a link at our investor relations website located at investors.merunetworks.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Our SEC reports can be accessed through the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. A copy of our Annual Report on Form 10-K is available without charge to stockholders upon written request to: Investor Relations, Meru Networks, Inc., 894 Ross Drive, Sunnyvale, California 94089. Further, a copy of this Annual Report on

Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Item 1A. RISK FACTORS

Risks Related to Our Business and Industry

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may harm our business and financial performance. Because of the risks and uncertainties discussed below, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

We have incurred significant losses since our inception, including net losses of $36.6 million, $17.4 million and $26.8 million during 2010, 2009 and 2008, respectively. As of December 31, 2010, we had an accumulated deficit of $195.2 million. These losses have resulted principally from costs incurred in our research and development programs, sales and marketing programs, and non-cash adjustments to the fair value of our warrant liability. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company and we expect these costs to continue to increase. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

Fluctuations in our revenues and operating results could cause the market price of our common stock to decline.

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results are affected by a number of factors, including:

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

We expect increased competition if our market continues to expand. Conditions in our markets could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Motorola’s acquisition of Symbol Technologies, Hewlett-Packard’s acquisition of Colubris Networks and Juniper Networks through its acquisition of Trapeze Networks. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers’ willingness to purchase from such companies.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. For example, On May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. As of the date of the filing of this report, the Court has not yet ruled on this motion. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position. Additionally, we have received letters from one of our competitors that has a large patent portfolio and substantial resources alleging that our products infringe upon certain of their patents. In February 2010, we also received a letter from another competitor inviting us to license certain of its patents. In March 2010, we received a letter alleging that our products infringe upon a patent of another one of our competitors and an invitation to license the patent. We may enter into protracted and expensive litigation as a result of these letters and other claims made against us in the future. Much of our business relies on, and many of our products incorporate, proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our major competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our potential patents may provide little or no deterrence, and many of potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We protect our proprietary information and technology through licensing agreements, nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries. These protections may not be available in all cases or may be inadequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. For example, the laws of India, where we conduct significant research and development activities, do not protect our proprietary rights to the same extent as the laws of the U.S. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Our competitors may independently develop technologies that are substantially equivalent, or superior, to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

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

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, operating results and financial condition.

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

Seasonality may cause fluctuations in our operating results.

We believe that there can be significant seasonal factors that may cause the first and third quarters of our fiscal year to have relatively weaker products revenues than the second and fourth fiscal quarters. We believe that this seasonality results from a number of factors, including:

•

customers with a December 31 fiscal year end may choose to spend remaining budgets before their year end resulting in a positive impact on our products revenues in the fourth quarter of our fiscal year;

•	the structure of our direct sales compensation program may provide additional financial incentives to our sales personnel for exceeding their annual goals;

•

the timing of our annual training for the entire sales force in our first fiscal quarter combined with the above fourth quarter factors can potentially cause our first fiscal quarter to be seasonal weak;

•

many of our education customers have procurement and deployment cycles that can result in stronger order flow in our second fiscal quarter than other quarters assuming the continued availability of traditional funding sources, such as the E-Rate program; and

•	seasonal reductions in business activity during the summer months in the United States, Europe and certain other regions may have a negative impact on our third quarter revenues.

We believe that our historical growth may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. In addition, the timing of one or more large transactions may overshadow seasonal factors in any particular quarterly period. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.

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

We expect gross margin to vary over time, and our level of gross margin may not be sustainable.

Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	increased price competition;

•	changes in customer or product and service mix;

•	introduction of new products;

•	our ability to reduce production costs;

•	increases in material or labor costs;

•	increased costs of licensing third party technologies that are used in our products;

•	excess inventory, inventory holding charges and obsolescence charges;

•	the timing of revenue recognition and revenue deferrals;

•	changes in our distribution channels or with our channel sales partners;

•	increased warranty costs; and

•	inbound shipping charges.

As a result of any of these factors, or other factors, our gross margin may be adversely affected, which in turn would harm our operating results.

We rely on channel partners to generate a substantial majority of our revenues. If our partners fail to perform, our operating results could be materially and adversely affected.

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 88% of our total revenues in 2010. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Westcon Group and Catalyst Telecom distribute a significant amount of our products worldwide. Resale of product through Westcon group and Catalyst Telecom accounted for 46%, 35% and 28% of the Company’s worldwide net revenues in 2010, 2009 and 2008, respectively. No end customer accounted for more than 10% of our net revenues in 2010, 2009 or 2008. See Note 1 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data,” for information about concentrations of credit risk.

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

Often, significant amounts of time and resources are required to train technical, sales and other personnel. Qualified individuals are in high demand. We are currently increasing our investment in field sales personnel and we have no assurance that they will become fully productive in the time periods anticipated. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. The loss of services of key employees could significantly delay or prevent the achievement of our strategic objectives, which could adversely affect our business and operating results.

We base our inventory purchase decisions on our forecasts of customers’ demand, and if our forecasts are inaccurate, our operating results could be materially harmed.

We place orders with our manufacturers based on our forecasts of our customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to service our customers. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to rush the manufacture and delivery of additional inventory. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may purchase more inventory than we are able to sell when we expect to or at all. As a result, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory against demand would adversely affect our operating results.

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

We are subject to a number of industry standards established by various standards bodies, such as the Institute of Electrical and Electronics Engineers, or IEEE, and we design our products to comply with these standards. As new industry standards emerge, we could be required to invest a substantial amount of resources to develop new products that comply with these standards. For example, we devoted a substantial amount of our research and development resources to design a virtualized wireless LAN solution that could optimize the performance allowed by the 802.11n standard. If we are not able to adapt to new or changing standards that are ratified by the IEEE or other standards bodies, our ability to sell our products may be adversely affected and we may not realize the benefits of our research and development efforts.

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

We derive a significant portion of our revenues from customers outside the U.S. During the years ended December 31, 2010 and 2009, 36% and 28% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

In addition, we have a research and development facility located in India, and we expect to expand our offshore development efforts and general and administrative functions within India and possibly in other countries. We have sales and support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries.

Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	heightened exposure to political and economic instability, war and terrorism;

•	reduced protection for intellectual property rights in some countries;

•	multiple conflicting tax laws and regulations;

•	the need to localize our products for international customers; and

•	increased cost of terminating employees in some countries.

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

While supplies of our components are generally available from a variety of sources, we currently depend on a single source or limited number of sources for several components for our products. For example, the chipsets that we use in our products are currently available only from a limited number of sources, with whom neither we nor our manufacturers have entered into supply agreements. We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice, could have a material adverse effect on our business. For example, our access points incorporate certain technology that we license from Atheros Communications, Inc., or Atheros. We have entered into a license agreement with Atheros, and such license agreement automatically renews for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. In the event our license agreement with Atheros is terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the license agreement and redesign of certain of our products could require additional licenses and materially and adversely affect our business.

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

In the future we may acquire other businesses, products or technologies. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. We may also face additional challenges, because acquisitions entail numerous risks, including:

•	difficulties in the integration of acquired operations, technologies, personnel and/or products;

•	unanticipated costs associated with the acquisition transaction;

•	the diversion of management’s attention from the regular operations of the business and the challenges of managing larger and more widespread operations;

•	adverse effects on new and existing business relationships with suppliers and customers;

•	risks associated with entering geographic or business markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•

an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of products and services from either company; and

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In October 2009, the FASB issued a new accounting standard that changes the accounting for revenue arrangements with multiple deliverables. The FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. We will adopt these pronouncements in the first quarter of 2011. Any difficulties in the implementation of these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory, fair value of financial instruments, allowance for doubtful accounts, and accounting for income taxes.

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

Our future growth, if it occurs, could place significant demands on our management, infrastructure and other resources. We may need to increasingly rely on IT systems, some of which we do not currently have significant experience in operating, to help manage critical functions. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results may be negatively impacted. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenues, expenses and earnings, or to prevent certain losses. Any future growth would add complexity to our organization and require effective coordination within our organization. Failure to manage any future growth effectively could result in increased costs and harm our business.

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

We believe that our existing cash and cash equivalents, short-term investments and the amounts available under our line of credit facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	commercialize new products; and

•	acquire companies and in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for such funding requirements and overall economic conditions.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, or NASDAQ, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the fiscal year ending on December 31, 2011, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed for the fiscal year ending on December 31, 2011 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance related issues. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. If we are unable to retain enough independent directors to our board of directors to meet the listing standards of the NASDAQ by the deadlines set by the exchange, it could affect our continued listing on the exchange.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile. Further, you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated variation in anticipated results of operations of us or our competitors;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	announcements by us or our competitors of new products, new or terminated significant contracts, commercial relationships or capital commitments;

•

failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the continuing volatility in the financial markets;

•	rumors and market speculation involving us or other companies in our industry;

•	any major change in our management;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

As of February 28, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The lock-up agreements with directors and officers, and holders of substantially all of our outstanding equity securities expired in September of 2010. As of December 31, 2010, 16,337,804 shares of common stock were issued and outstanding. We currently have stock awards and stock options to purchase an aggregate of 2.8 million shares of our common stock that will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various vesting agreements outstanding as of December 31, 2010. In addition, warrants to purchase 4.0 million shares of common stock had not been exercised and were still outstanding as of December 31, 2010. Subsequent to the year ended December 31, 2010, warrants to purchase 1.2 million shares of common stock were exercised utilizing a cashless exercise provision. As a result, the Company issued 0.5 million shares of common stock. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal administrative, research and development, sales and marketing, and customer support office space is located in approximately 44,000 square feet leased facility in Sunnyvale, California. This lease expires in March of 2015. We also lease approximately 15,000 square feet for a research and development facility in Bangalore, India pursuant to a lease that expires in November 2012. In addition, we lease office space for sales offices at various locations throughout the world under operating leases. These leases expire at various dates through 2013. We believe our facilities are either adequate for our needs for at least the next 12 months or that suitable additional or alternative space will be reasonably available to accommodate foreseeable expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various claims arising in the ordinary course of business. Although no assurance may be given, we believe that we are not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, operating results, cash flows or financial position.

On May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. As of the date of the filing of this report, the Court has not yet ruled on this motion. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

On October 22, 2010, EON Corp. IP Holdings, LLC, filed suit against us and several other named defendants in the United States District Court for the Easter District of Texas asserting infringement of U.S. Patent No. 5,592,491. EON Corp. IP Holdings, LLC has amended its Complaint to add additional defendants and to add specificity to certain of its claims. Our response to the Amended Complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and we have joined in the motion to transfer. The EON Corp. IP Holdings, LLC Amended Complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “MERU” since it began trading on March 31, 2010. Our initial public offering was priced at $15.00 per share on March 31, 2010. At February 28, 2010, there were 155 stockholders of record of our common stock.

The following table sets forth the high and low closing prices by quarter for fiscal year 2010:

	High	Low
Fiscal Year 2010
First Quarter (March 31, 2010)	$19.17	$19.17
Second Quarter	$19.33	$11.62
Third Quarter	$17.67	$10.56
Fourth Quarter	$17.50	$13.82

Stock Performance Graph and Cumulative Total Return

The following graph shows a comparison from March 31, 2010 through December 31, 2010 of the cumulative total return on our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph and table assume that $100 was invested on March 31, 2010 in Meru Networks, Inc. common stock, the NASDAQ Composite Index and the NASDAQ Computer Index with the reinvestment of all dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, and do not anticipate paying any cash dividends in the foreseeable future. In addition, our debt agreements contain certain affirmative and negative covenants, including restrictions with respect to payment of cash dividends. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers relevant.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2010. All outstanding awards relate to our common stock.

	Number of Securities to be Issued Upon Exercise of Vested Options and Vesting of Restricted Stock (1)	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	2,709,189	$7.58	2,275,795
Equity compensation plans not approved by security holders	—	—	—

Total equity compensation plans	2,709,189	$7.58	2,275,795

(1)	Prior to our Initial Public Offering, or IPO, we issued securities under our 2002 Stock Incentive Plan. Following our IPO, we issued securities under our 2010 Stock Incentive Plan, or 2010 Plan, and our 2010 Employee Stock Purchase Plan, or ESPP.

Under the 2010 Plan we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. The 2010 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each year from 2011 through 2020 by an amount equal to the lesser of 4% of our shares outstanding on the immediately preceding December 31 and the number of shares determined by our board of directors.

Under the ESPP, we may grant options for the purchase of our common stock. The ESPP contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each of 2011 through 2020, by an amount equal to the lesser of 1% of our shares outstanding on the immediately preceding December 31 and the number of shares determined by our board of directors.

Recent Sales of Unregistered Securities

In March and April of 2010, warrants to purchase 4,510,843 shares of Series E stock were exercised, of which 1,020,463 were cash exercises and the other 3,490,380 were exercised utilizing a cashless exercise provision. In aggregate, 3,084,368 shares of Series E were issued in conjunction with these exercises. The sales of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

From January 1, 2010 to March 30, 2010, options to purchase 613,593 shares of common stock with an exercise price of $9.10 per share were granted to our directors, officers, employees and consultants, and options to purchase 27,853 shares of common stock were exercised under the 2002 Stock Incentive Plan. The sales of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

Use of Proceeds from Initial Public Offering

On March 30, 2010, the registration statement (No. 333-163859) on Form S-1 for our IPO of our common stock was declared effective by the SEC, and the offering commenced. The managing underwriters were Bank of America Merrill Lynch, Baird, Cowen and Company, JMP Securities and ThinkEquity LLC.

As the result of the IPO, we sold 4,233,017 shares of our common stock and received $57.1 million in proceeds, net of underwriting discount and commission of $4.4 million and offering related expenses of $2.0 million, on April 6, 2010, which was the closing date of the offering. Through December 31, 2010, we did not use any of the net proceeds. We expect to use the net proceeds from the IPO for general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material changes in the planned use of proceeds from our IPO as described in the final prospectus filed with SEC pursuant to Rule 424(b).

Our management will retain broad discretion in the allocation and use of the net proceeds of our IPO, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in money market funds and U.S. Treasury securities. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of fiscal 2010.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”, and related notes, schedules and information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not necessarily indicative of the results of future operations.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except for share and per share amounts)
Consolidated Statement of Operations Data
Revenues:
Products	$63,197	$45,196	$29,532	$4,981	$—
Support and services	10,479	5,866	1,300	401	—
Ratable products and services	11,328	18,432	23,820	10,578	4,382

Total revenues	85,004	69,494	54,652	15,960	4,382

Costs of revenues: (1)
Products	22,060	17,332	15,318	3,996	—
Support and services	2,297	876	123	57	—
Ratable products and services	6,021	9,571	13,376	10,593	6,619

Total costs of revenues	30,378	27,779	28,817	14,646	6,619

Gross margin	54,626	41,715	25,835	1,314	(2,237)

Operating expenses
Research and development (1)	12,399	10,018	12,527	12,052	8,924
Sales and marketing (1)	33,483	25,762	30,209	25,687	15,465
General and administrative (1)	10,462	6,858	7,386	4,850	2,628

Total operating expenses	56,344	42,638	50,122	42,589	27,017

Loss from operations	(1,718)	(923)	(24,287)	(41,275)	(29,254)
Interest expense, net	(813)	(1,825)	(2,365)	(39)	(56)
Other income (expense), net	(33,821)	(14,447)	108	178	(86)

Loss before provision for income taxes	(36,352)	(17,195)	(26,544)	(41,136)	(29,396)
Provision for income taxes	254	191	209	60	45

Net loss	(36,606)	(17,386)	(26,753)	(41,196)	(29,441)
Accretion on convertible preferred stock	—	221	(68)	(66)	(45)
Cumulative dividend reversal	—	—	—	—	329

Net loss attributable to common stockholders	$(36,606)	$(17,165)	$(26,821)	$(41,262)	$(29,157)

Net loss per share of common stock:
Basic and diluted	$(3.06)	$(45.15)	$(80.31)	$(240.93)	$(312.13)

Shares used in computing net loss per share of common stock:
Basic and diluted	11,981,170	380,179	333,989	171,264	93,413

(1) Includes stock-based compensation expense as follows:
	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Costs of revenues	$197	$71	$62	$10	$1
Research and development	767	187	92	61	17
Sales and marketing	985	312	365	158	20
General and administrative	1,896	297	199	63	11

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$67,269	$21,283	$5,172	$19,384	$1,664
Working capital (deficit)	52,642	(23,537)	(28,677)	8,700	(808)
Total assets	84,368	38,412	30,812	51,881	23,760
Convertible promissory notes	—	—	11,450	—	—
Warrant liability	—	18,939	505	574	686
Total debt, excluding convertible promissory notes	2,808	14,255	16,101	17,432	1,692
Convertible preferred stock	—	125,255	94,157	94,089	66,512
Total stockholders’ equity (deficit)	49,918	(155,448)	(139,359)	(113,499)	(73,159)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K.

Overview

We provide a virtualized wireless LAN solution that is designed to cost-effectively optimize the enterprise network to deliver the performance, reliability, predictability and operational simplicity of a wired network, with the advantages of mobility. Our solution represents an innovative approach to wireless networking that utilizes virtualization technology to create an intelligent and self-monitoring wireless network. We sell a virtualized wireless LAN solution built around our System Director™ Operating System, which runs on our controllers and access points. We also offer additional products designed to deliver centralized network management, predictive and proactive diagnostics and enhanced security.

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by approximately 4,400 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities.

We outsource the manufacturing of our hardware products, including all of our access points and controllers, to original design manufacturers and contract manufacturers. We also outsource the warehousing and delivery of our products to a third-party logistics provider in the United States for worldwide fulfillment.

Our products and support services are sold worldwide, primarily through VARs and distributors, which serve as our channel partners. We employ a sales force that is responsible for managing sales within each geographic territory in which we market and sell our products.

Since inception, we have expended significant resources on our research and development operations. Our research and development activities were primarily conducted at our headquarters in Sunnyvale, California until 2005, when we significantly expanded our research and development operations in Bangalore, India. In 2006, we began developing products specifically to leverage the capabilities of a new wireless communication standard promulgated by the IEEE, the 802.11n standard, and began commercial shipments of our 802.11n products in the second half of 2007.

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

Our ability to capitalize on emerging trends and developments will depend, in part, on our ability to execute our growth strategy of increasing the recognition of our brand and the effectiveness of our solution, expanding the adoption of our solution across markets, and expanding and leveraging our relationships with the channel partners. We continue to evolve our entire organization to further capitalize on growth opportunities. In this regard, we initiated a process in the third quarter to recruit a head of our worldwide sales organization. In connection with this process, our previous Senior Vice President, Worldwide Sales left at the end of October 2010. Our ability to achieve and maintain profitability in the future will be affected by, among other things, the continued acceptance of our products, the timing and size of orders, the average selling prices for our products and services, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources, as well as our ability to integrate new leadership for our global sales organization.

Our revenues have grown from $1.1 million in 2005 to $85.0 million in 2010. We have incurred losses since inception as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of December 31, 2010, we had an accumulated deficit of $195.2 million.

Vendor Specific Objective Evidence

Our recognition of revenues in a particular period depends on the satisfaction of specific revenue recognition criteria, which we describe in more detail below. The manner in which we recognize our revenues has changed significantly over time, in particular in 2008 and 2009, based on when we established vendor specific objective evidence of fair value, or VSOE, for our support services. These changes have had a significant impact on the timing of when we recognize revenues from sales of our products and services. Generally, upon establishing VSOE for support services for a customer or class of customers, our total recognized revenues from sales to these customers increased in subsequent periods because we were able to recognize all of the products revenues from these sales in these periods once all revenue recognition criteria were satisfied, and we were no longer required to defer the recognition of products revenues over the support period. We also continued to recognize ratable products and services revenues from sales to customers made prior to establishing VSOE for support services. This impact will decrease over time as our deferred revenue balance declines from the time we established VSOE for support services. We recognize the costs of revenues in the same period in which we recognize the associated revenues. When reviewing our financial performance and making period-to-period comparisons, you should consider the impact that the timing of our establishment of VSOE for support services had on our financial results, including the amount of our revenues and costs of revenues.

For additional discussion of the impact on our results of operations of our establishment of VSOE for support services, see the sections below entitled “Components of Revenues, Costs of Revenues and Operating Expenses-Revenues” and “Critical Accounting Policies — Revenue Recognition.”

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss product revenues, support and services revenues and the components of operating income below under “Components of Revenues, Cost of Revenues and Operating Expenses” and we discuss our cash and cash equivalents and short-term investments under “Liquidity and Capital Resources.”

	Fiscal Years or as of Fiscal Years Ended
	2010	2009	2008
	(dollars in thousands)
Products revenues	$63,197	$45,196	$29,532
Support and services revenues	10,479	5,886	1,300
Gross margin	64%	60%	47%
Loss from operations (1)	$(1,718)	$(923)	$(24,287)
Cash and cash equivalents and short-term investments	67,269	21,283	5,172
Cash used in operating activities	(2,119)	(5,683)	(23,061)
(1) Includes stock-based compensation expense of:	$3,845	$867	$718

Gross margin. We monitor gross margin to measure our cost efficiencies, including primarily whether our manufacturing costs and component costs are in line with our product revenues and our personnel costs associated with our technical support, professional services and training teams are in line with our support and services revenues.

Cash used in operating activities. We monitor cash flow from operations as a measure of our overall business performance. Our primary uses of cash from operating activities are for personnel-related expenditures, purchases of inventory and costs related to our facilities. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization, stock-based compensation expenses and warrant expense, thereby allowing us to better understand and manage the cash needs of our business.

Components of Revenues, Costs of Revenues and Operating Expenses

Revenues. We derive our revenues from sales of our products, and support and services. Our total revenues are comprised of the following:

•

Products Revenues — We generate products revenues from sales of our software and hardware products, which primarily consist of our System Director Operating System running our access points and controllers, as well as additional software applications.

•

Support and Services Revenues — We generate support and services revenues primarily from service contracts for our MeruAssure customer support program, which includes software updates, maintenance releases and patches, telephone and internet access to our technical support personnel and hardware support. We also generate support and services revenues from the professional and training services that we provide to our VARs, distributors and customers.

•

Ratable Products and Services Revenues — We recognize ratable products and services revenues from sales of our products and services in circumstances where VSOE for support services being provided cannot be segregated from the value of the entire sales arrangement, or where we have provided technical support or unspecified software upgrades outside of contractual terms. In these cases, revenues are deferred and recognized ratably over either the economic life of the product or the contractual period. As of January 1, 2009, we have established VSOE for support services for all our channel partners and customers, and we no longer offer support outside of contractual terms, and therefore, we are able to recognize products revenues and support and services revenues separately. See “—Critical Accounting Policies and Estimates — Revenue Recognition.”

Deferred Revenue. Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. We established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times during 2007, 2008 and 2009. The decreases in deferred revenue due to the related recognition of ratable revenue are partially offset by the sale of support services that will be recognized over the term of the support agreements. The deferred revenue liabilities for the years ended December 31, 2010 and 2009 were $16.6 million and $25.1 million, respectively.

Costs of Revenues. Our total costs of revenues is comprised of the following:

•

Costs of products revenues — A substantial majority of the costs of products revenues consists of third-party manufacturing costs and component costs. Our costs of products revenues also includes shipping costs, third-party logistics costs, write-offs for excess and obsolete inventory and warranty costs.

•	Costs of services revenues — Costs of services revenues is primarily comprised of personnel costs associated with our technical support, professional services and training teams.

•

Costs of ratable products and services revenues — Costs of ratable products and services revenues is comprised primarily of deferred costs of product revenues and an allocation of costs of services revenues.

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, commissions, bonus and benefits for our employees. Professional services consist of outside legal and accounting services and information technology and other consulting costs. We expect our operating expenses to continue to grow in absolute dollars in the near term, although they are likely to fluctuate as a percentage of revenues.

Research and Development Expenses, Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. We are devoting substantial resources to the continued development of additional functionality for our existing products and the development of new products.

Sales and Marketing Expenses, Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, travel costs, cost for marketing programs and facilities costs. We plan to continue to invest in sales and marketing, including our VARs and distributors, and increase the number of our sales personnel worldwide.

General and Administrative Expenses, General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology function. Professional services consist of outside legal and accounting services and information technology consulting costs. We have incurred additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the additional costs of beginning work toward compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Expense, net. Interest expense, net consists primarily of interest expense on our outstanding debt and interest income on cash and cash equivalents and short-term investments balances.

Other Income (Expense), net. Other income (expense), net consists primarily of charges to record fair value adjustments for our warrants to purchase convertible preferred stock and warrants to purchase common stock.

Until the closing of our initial public offering on April 6, 2010, our outstanding warrants were classified as a liability on our consolidated balance sheets and any changes in fair value were recognized as a component of other income (expense), net.

Major Channel Partners

We sell products and services directly to our channel partners, including VARs and distributors. The following table sets forth our channel partners representing greater than 10% of revenues in the periods presented (in percentages):

	Years Ended December 31,
	2010	2009	2008
Major Channel Partners
Westcon Group, Inc.	34	21	15
Catalyst Telecom, Inc.	12	14	13
Foundry Networks, Inc./Brocade Communication Systems, Inc.	*	*	13

*	Less than 10%

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

Our revenues are derived from the sale of our products and services. Our hardware products are integrated with software that is essential to the functionality of our virtualized wireless LAN solution. As a result, we recognize our revenues in accordance with software revenue recognition rules. Further, we provide unspecified software upgrades and enhancements related to the hardware through support agreements.

We recognize revenues when all of the following have occurred: (1) we have entered into a legally binding arrangement; (2) delivery has occurred, which is when product title has transferred, when software is delivered, or when the support period has lapsed; (3) payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. The sales prices for our products are typically considered to be fixed or determinable at the inception of an arrangement. To the extent that agreements contain rights of return or acceptance provisions, revenues are deferred until the acceptance provisions or rights of return lapse.

The majority of our sales are generated through our distributors. Revenues from distributors with return rights are recognized when the distributor reports that the product has been sold through provided all other revenue recognition criteria have been met. For transactions with all other distributors, we recognize product revenues at the time of shipment, assuming all other revenue recognition criteria have been met.

The evaluation of these revenue recognition criteria requires significant management judgment. For instance, we use judgment to assess collectibility based on factors such as credit-worthiness and past collection history, if applicable. If we determine that collection of a payment is not reasonably assured, revenue recognition is deferred until the time collection becomes reasonably assured, which is upon receipt of payment. We also use judgment to assess whether a price is fixed or determinable by reviewing contractual terms and conditions related to payment terms.

We use the residual method to recognize revenues when an arrangement includes one or more elements to be delivered at a future date and VSOE of all undelivered elements exists. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. In cases where VSOE of the support services did not exist, revenues for the entire arrangement were recognized ratably over the performance period of the undelivered elements. Revenues related to these arrangements are included in ratable products and services revenues in the accompanying consolidated statements of operations. VSOE for support services is based upon the pricing for those services when sold separately. If VSOE of one or more undelivered elements other than support services has not been established, all revenues are deferred and recognized when delivery of all undelivered elements for which VSOE has not been established occurs.

For periods prior to April 1, 2008, we had implied support services obligations because we provided technical support and unspecified software upgrades outside contractual terms. For these periods, we deferred revenue recognition from all sales, except for sales to one channel partner, and recognized the revenues ratably over the implied support services period, which we determined was equal to the economic life of the product. For sales to the one channel partner, we recognized all of the revenues attributable to our products and services sold to this channel partner when all revenue recognition criteria have been met. We commenced selling our products and services to this channel partner in the first quarter of 2007.

We estimated the economic life of our products to be three and a half years based on several factors such as: (1) the history of technology development of comparable products sold in the industry, including the ratification of new standards; (2) a company-specific evaluation of product life cycles from both a sales and product development perspective; and (3) information on customer usage of products, such as how long they anticipated using our products and when they anticipated or actually purchased upgrades. Our estimate of the economic life of the product involves significant judgment by management. If we had selected a shorter economic life, we would have recognized the revenues from a sale arrangement more quickly, resulting in greater revenues per quarter over fewer total quarters from a single sale. If we had selected a longer economic life, we would have recognized the revenues from a sale arrangement over a longer period of time, resulting in lower revenues per quarter over more total quarters from a single sale.

Beginning on April 1, 2008, we established VSOE for support services for all sales to distributors. Accordingly, for sales of our products to our distributors, we recognize revenues using the residual method when all revenue recognition criteria have been met. We recognize revenues for sales of our support services to distributors on a straight-line basis over the support period, which typically ranges from one year to three years.

A substantial majority of our revenues are derived from sales to distributors, and therefore, establishing VSOE for support services for all sales to distributors on April 1, 2008 had a significant impact on the timing of revenue recognition.

As of January 1, 2009, we had established VSOE for support services for all sales which also impacted the timing of our revenue recognition.

Significant contract interpretation is sometimes required to determine the appropriate accounting for recognition of our revenues, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting, and, if so, how the price should be allocated among the elements, when to recognize revenues for each element, and the period over which revenues should be recognized. Further, we use judgment to evaluate whether there is VSOE of the undelivered items. Changes in judgments and estimates regarding application of these revenue recognition guidelines as well as changes in facts and circumstances, including the establishment or loss of VSOE, could result in a change in the timing or amount of revenues recognized in future periods.

Stock-Based Compensation

We recognize stock-based compensation for equity awards on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. We use the Black-Scholes option-pricing model to estimate the fair value of our stock options and shares under our ESPP. The determination of the fair value of these awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price, the expected holding period of the awards, the risk-free interest rate and the expected stock price volatility. Further, the forfeiture rate also affects the amount of aggregate compensation that we are required to record as an expense. These inputs are subjective and generally require significant judgment. If any of the assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially from the awards granted previously.

We account for stock options issued to nonemployees based on their estimated fair value determined using the Black-Scholes option-pricing model. However, the fair value of the equity awards granted to nonemployees is remeasured as the awards vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Fair Value of Financial Instruments

Prior to our IPO, freestanding warrants to purchase shares of our convertible preferred stock were classified as a liability on the consolidated balance sheets at fair value because the warrants may conditionally obligate us to transfer assets at some point in the future. The warrants were subject to remeasurement at each balance sheet date, and any changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model which includes a number of highly judgmental inputs such as the fair value and expected volatility of our common stock.

In connection with entering into a credit facility in September 2005, we issued a warrant to purchase 541,346 shares of our Series B convertible preferred stock, or Series B. The relative fair value of our Series B warrant of $0.5 million was recorded on our consolidated balance sheets as a warrant liability and remeasured to its fair value each period thereafter. The fair value of the warrant liability related to the Series B warrant was $0.2 million as of December 31, 2009. Prior to the conversion of the convertible preferred stock, the change in fair value of this warrant resulted in a charge through other income (expense), net in the amount of $0.3 million during the year ended December 31, 2010 and a gain through other income (expense), net in the amounts of $0.3 million and $0.1 million during the years ended December 31, 2009 and 2008. Following the conversion of the convertible preferred stock, the Series B warrant became a warrant to purchase 44,202 shares of common stock and the related fair value of $0.5 million was reclassed to additional paid-in capital. In connection with our private placement of Series E convertible preferred stock, or Series E in 2009, we issued warrants to purchase 4,510,843 shares of our Series E. The relative fair value of our Series E warrants of $1.2 million was recorded on our consolidated balance sheet as a warrant liability upon issuance, and, subsequently, the Series E warrants were remeasured to fair value. As of December 31, 2009, the warrant liability related to the Series E warrants was $2.0 million. The change in fair value of these warrants resulted in a charge to other income (expense), net in the amount of $2.7 million and $0.8 million during the years ended December 31, 2010 and 2009. During the year ended December 31, 2010, all of the Series E warrants were exercised, of which 1,020,463 of the Series E warrants were cash exercises and the other 3,014,793 Series E warrants were exercised utilizing a cashless exercise provision. We received cash in the amount of $716,000 and issued 1,020,463 shares of Series E for the cash exercises. We issued 2,063,905 shares of Series E as a result of the cashless exercises.

As of December 31, 2009, our warrant liability related to our common stock warrants was $16.7 million. The change in fair value of the warrants resulted in a charge to other income (expense), net in the amount of $30.6 million and $13.7 million during the years ended December 31, 2010 and 2009. During the year ended December 31, 2010, warrants to purchase 131,686 shares were exercised utilizing a cashless exercise provision. As a result, we issued 60,421 shares of common stock. The remaining warrants to purchase 3,989,250 shares of common stock have not been exercised and were still outstanding as of December 31, 2010.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost or fair market value. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in costs of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If actual demand and market conditions are less favorable than anticipated, additional inventory adjustments could be required in future periods.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. To assist with the estimate, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each purchaser, (4) the economic conditions of the purchaser’s industry, and (5) general economic conditions. In cases where we are aware of circumstances that may impair a specific purchaser’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is significant judgment involved in estimating the allowance for doubtful accounts.

We collected previously written-off bad debt expense in the amount of $61,000 during 2010. We recorded bad debt expense of $0.1 million and $0.3 million during 2009 and 2008.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2010 and 2009, we have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Since inception, we have incurred operating losses, and, accordingly, we have not recorded a provision for income taxes for any of the periods presented other than foreign and state provisions for income tax. Accordingly, there have not been significant changes to our provision for income taxes during 2010, 2009 or 2008, and we do not expect any significant changes until we are no longer incurring losses.

As of December 31, 2010, we had federal net operating loss carryforwards of $100.2 million and state net operating loss carryforwards of $92.4 million. We also had federal and state research credit carryforwards of $3.1 million and $2.9 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2023 and the state net operating loss will begin expiring in 2010. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and state and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future, including, for example, as a result of the shares issued in our initial public offering aggregated with certain other sales of our stock before or after the offering.

Significant judgment is also required in evaluating our uncertain tax positions. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

Results of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2010		2009
REVENUES:
Products	$63,197	74.3%	$45,196	65.0%
Support and services	10,479	12.3	5,866	8.4
Ratable products and services	11,328	13.3	18,432	26.5

Total revenues	85,004	100.0	69,494	100.0

COSTS OF REVENUES:
Products	22,060	26.0	17,332	24.9
Support and services	2,297	2.7	876	1.3
Ratable products and services	6,021	7.1	9,571	13.8

Total costs of revenues	30,378	35.7	27,779	40.0

Gross margin	54,626	64.3	41,715	60.0

OPERATING EXPENSES:
Research and development	12,399	14.6	10,018	14.4
Sales and marketing	33,483	39.4	25,762	37.1
General and administrative	10,462	12.3	6,858	9.9

Total operating expenses	56,344	66.3	42,638	61.4

Loss from operations	(1,718)	(2.0)	(923)	(1.3)
Interest expense, net	(813)	(1.0)	(1,825)	(2.6)
Other expense, net	(33,821)	(39.8)	(14,447)	(20.8)

Loss before provision for income taxes	(36,352)	(42.8)	(17,195)	(24.7)
Provision for income taxes	254	0.3	191	0.3

Net loss	$(36,606)	(43.1)%	$(17,386)	(25.0)%

The following table sets forth the stock-based compensation included in the Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2010	2009
Costs of revenues	$197	$71
Research and development	767	187
Sales and marketing	985	312
General and administrative	1,896	297

Revenues

Our total revenues increased by $15.5 million, or 22.3%, to $85.0 million in 2010, from $69.5 million in 2009. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $22.6 million, or 44.3%, to $73.7 million in 2010, from $51.1 million in 2009. This increase was primarily the result of increased demand for our products, driven in part by improved economic conditions, particularly in the EMEA and the Americas regions.

Products revenues increased by $18.0 million, or 39.8%, to $63.2 million in 2010, from $45.2 million in 2009. The increase was primarily a result of an increase in unit shipments particularly in the EMEA and the Americas regions in 2010.

Support and services revenues increased by $4.6 million, or 78.6%, to $10.5 million in 2010, from $5.9 million in 2009. The increase in support and services revenues is a result of increased product sales resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $7.1 million, or 38.5%, to $11.3 million in 2010, from $18.4 million in 2009. This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $2.6 million, or 9.4%, to $30.4 million in 2010, from $27.8 million in 2009. Overall gross margins improved to 64.3% in 2010 from 60.0% in 2009. The combination of support and services and ratable revenue margins improved to 61.9% in 2010 from 57.0% in 2009. Our product gross margins increased to 65.1% in 2010 from 61.7% in 2009. This increase in the product gross margin was primarily the result of a favorable product mix and economies of scale as we grew our revenues.

Operating Expenses

Our operating expenses increased by $13.7 million, or 32.1%, to $56.3 million in 2010, from $42.6 million in 2009, and increased as a percentage of revenue from 61.4% in 2009 to 66.3% in 2010. This increase was primarily due to an increase of $7.8 million in personnel costs related to the increased headcount and an increase of $3.0 million in stock-based compensation expense in 2010 compared to the prior year.

Research and Development Expenses

Research and development expenses increased by $2.4 million, or 23.8%, to $12.4 million in 2010, from $10.0 million in 2009. This increase is primarily the result of an increase of $1.4 million in research and development personnel costs, $0.6 million in stock-based compensation expense and $0.5 million in project costs to support continued enhancements to our existing products and the development of new products.

Sales and Marketing Expenses

Sales and marketing expenses increased by $7.7 million, or 30.0%, to $33.5 million in 2010, from $25.8 million in 2009. This increase is primarily the result of an increase of $5.2 million in sales and marketing personnel costs, $0.7 million in stock-based compensation expense, $0.6 million in sales and marketing program expenses and $0.5 million in travel expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 52.6%, to $10.5 million in 2010, from $6.9 million in 2009. This increase is primarily the result of an increase of $1.2 million in general and administrative personnel costs associated with operating as a publicly traded company and $1.6 million in stock-based compensation expense. We have incurred additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the additional costs of beginning work toward compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Expense, net

Interest expense, net decreased by $1.0 million, or 55.5%, to $0.8 million in 2010, from $1.8 million in 2009. This decrease is primarily due to the decrease in the principal balances on our outstanding long-term debt and the conversion of our convertible promissory notes in March 2009.

Other Expense, net

Other expense, net increased by $19.4 million to $33.8 million in 2010, from $14.4 million in 2009. This increase is primarily due to the increase in the fair value of our warrants to purchase convertible preferred stock and common stock and the related adjustment to the warrant liability in 2010. Upon the closing of our initial public offering on April 6, 2010, we remeasured the warrants and reclassified the related fair value to additional paid-in capital. Accordingly, we no longer recognize gains and losses as a result of changes in the fair value of these warrants.

Year ended December 31, 2009 compared to the year ended December 31, 2008

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2009		2008
REVENUES:
Products	$45,196	65.0%	$29,532	54.0%
Support and services	5,866	8.4	1,300	2.4
Ratable products and services	18,432	26.5	23,820	43.6

Total revenues	69,494	100.0	54,652	100.0

COSTS OF REVENUES:
Products	17,332	24.9	15,318	28.0
Support and services	876	1.3	123	0.2
Ratable products and services	9,571	13.8	13,376	24.5

Total costs of revenues	27,779	40.0	28,817	52.7

Gross margin	41,715	60.0	25,835	47.3

OPERATING EXPENSES:
Research and development	10,018	14.4	12,527	22.9
Sales and marketing	25,762	37.1	30,209	55.3
General and administrative	6,858	9.9	7,386	13.5

Total operating expenses	42,638	61.4	50,122	91.7

Gain (loss) from operations	(923)	(1.3)	(24,287)	(44.4)
Interest expense, net	(1,825)	(2.6)	(2,365)	(4.3)
Other income (expense), net	(14,447)	(20.8)	108	0.2

Loss before provision for income taxes	(17,195)	(24.7)	(26,544)	(48.6)
Provision for income taxes	191	0.3	209	0.4

Net loss	$(17,386)	(25.0)%	$(26,753)	(49.0)%

The following table sets forth the stock-based compensation included in the Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2009	2008
Costs of revenues	$71	$62
Research and development	187	92
Sales and marketing	312	365
General and administrative	297	199

Revenues

Our total revenues increased by $14.8 million, or 27%, to $69.5 million in 2009 from $54.7 million in 2008. This increase primarily reflected an increase in the recognition of revenues from invoiced products sold in 2009, which was the result of the establishment of VSOE for support services sold to distributors on April 1, 2008, and the establishment of VSOE for support services sold to VARs and customers on January 1, 2009. In addition, the increase in total revenues reflected an increase of $2.8 million in invoiced products and services, to $54.4 million in 2009 from $51.6 million in 2008.

Product revenues increased by $15.7 million, or 53%, to $45.2 million in 2009 from $29.5 million in 2008. Support and services revenues increased by $4.6 million, to $5.9 million in 2009 from $1.3 million in 2008. Our product revenues and support and services revenues for 2008 included, for the first quarter of 2008, revenues from sales to one particular channel partner and, for the remainder of 2008, revenues from sales only to our distributors and that channel partner. Product revenues and support and services revenues for 2009 included revenues from sales to all of our VARs, distributors and customers.

Ratable products and services revenues decreased by $5.4 million, or 23%, to $18.4 million in 2009 from $23.8 million in 2008. This reflects an increase in the recognition of product revenues and support and services revenues from sales of products and services following our establishment of VSOE for support services sold to distributors on April 1, 2008 and for all our VARs and customers starting January 1, 2009.

Costs of Revenues and Gross Margin

Total costs of revenues decreased by $1.0 million, or 3%, to $27.8 million in 2009 from $28.8 million in 2008. Costs of product revenues increased by $2.0 million, or 13%, to $17.3 million in 2009 from $15.3 million in 2008. Costs of support and services revenues increased $0.8 million, to $0.9 million in 2009 from $0.1 million in 2008. Costs of ratable products and services revenues decreased by $3.8 million, or 28%, to $9.6 million in 2009 from $13.4 million in 2008.

Our gross margin increased from 47% in 2008 to 60% for 2009. This increase in gross margin was primarily the result of an increase in the sales of our next generation of products and economies of scale as we grew our revenues.

Operating Expenses

Our operating expenses decreased by $7.5 million, or 15%, to $42.6 million in 2009 from $50.1 million in 2008. In 2008, we undertook increased efforts to become more efficient in the use of our assets, and as a result, operating expenses were lower in 2009 compared to the same period in 2008.

Research and Development Expenses

Research and development expenses decreased by $2.5 million, or 20%, to $10.0 million in 2009 from $12.5 million in 2008. This decrease was primarily the result of a decrease of $1.3 million in the cost of engineering, testing, compliance and certifications, $1.0 million in personnel costs and $0.3 million in the cost of professional services.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $4.4 million, or 15%, to $25.8 million in 2009 from $30.2 million in 2008, primarily due to decreases of $2.0 million in personnel costs, $1.0 million in commissions and bonuses, $1.0 million in travel expenses, $0.4 million in marketing expenses and $0.4 million in professional services.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, or 7%, to $6.9 million in 2009 from $7.4 million in 2008.

Interest Expense, net

Interest expense, net decreased by $0.6 million, or 23%, to $1.8 million in 2009 from $2.4 million in 2008. The decrease was primarily a result of the conversion of the convertible promissory notes in March 2009.

Other Income (Expense), net

Other income (expense), net changed by $14.5 million, to an expense of $14.4 million in 2009 from income of $0.1 million in 2008. The change was primarily due to the increase of the fair value of warrants to purchase convertible preferred stock and warrants to purchase common stock issued as part of our private placement of Series E convertible preferred stock during 2009.

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

As of December 31, 2010, we had debt outstanding in the amount of $2.8 million. Our debt agreements contain certain affirmative and negative covenants, including restrictions with respect to payment of cash dividends, merger or consolidation, changes in the nature of our business, disposal of assets and obtaining additional loans. Our debt agreements also contain certain financial covenants and cross default provisions whereby a default, including a violation of covenants, under the terms of one agreement would result in a default under the other agreement. As of December 31, 2010, we were in compliance with our debt covenants. Our debt agreements are collateralized by all of our assets. In the event we fail to comply with our debt covenants, the amounts outstanding under our debt agreements would become due and payable absent a waiver by our lender.

As of December 31, 2010, we had cash and cash equivalents of $62.3 million and short-term investments of $5.0 million, resulting in a combined balance of $67.3 million compared to a cash and cash-equivalents balance of $21.3 million as of December 31, 2009.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operations as we expanded our business. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. Our largest source of operating cash flows is cash collections from our customers. Cash used in operating activities was $2.1 million and $5.7 million in fiscal years 2010 and 2009, respectively.

Cash used by operating activities of $2.1 million in 2010 reflected a net loss of $36.6 million, offset by non-cash charges of $38.1 million, $33.6 million of which relates to the increase in the fair value of the common stock underlying our warrants and $3.8 million of which relates to stock-based compensation. Cash from our net operating assets and liabilities decreased by $3.6 million in 2010. A decrease of $8.5 million in deferred revenue, an increase of $2.8 million in accounts receivable and an increase of $1.8 million in inventory was partially offset by a decrease of $4.6 million in deferred inventory costs and an increase of $4.4 million in accrued liabilities.

Cash used in operating activities of $5.7 million in 2009 reflected a net loss of $17.4 million, partially offset by non-cash charges of $14.2 million from charges related to our warrants as a result of the issuance of additional warrants and an increase in the fair value of the common stock underlying these warrants. The increase in our net operating assets and liabilities was primarily a result of a decrease of $15.1 million in deferred revenue partially offset by a decrease of $8.0 million in deferred inventory costs as we established VSOE for support services for all customers on January 1, 2009.

Cash used in operating activities of $23.1 million in 2008 reflected a net loss of $26.8 million, partially offset by aggregate non-cash charges of $2.1 million and a decrease of $1.6 million in our net operating assets and liabilities. This decrease in our net operating assets and liabilities was primarily a result of a decrease of $5.4 million in deferred inventory costs, partially offset by a decrease of $3.1 million in deferred revenue due to our establishment of VSOE for support services for sales to our distributors on April 1, 2008 and a decrease of $2.1 million in accounts payable primarily due to timing of payments related to inventory purchases.

Cash Flows from Investing Activities

Our investing activities have consisted of our short-term investments and capital expenditures. The cash used in investing activities of $5.7 million in 2010 reflected a purchase of $5.0 million of short-term investments and $0.7 million of capital expenditures. In 2009, cash used in investing activities was $0.2 million as a result of our capital expenditures. In 2008, cash used in investing activities was $0.5 million as a result of our capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering, the sale of convertible preferred stock, the incurrence of long-term debt and the use of a line of credit facility. As of December 31, 2010, we had outstanding debt of $2.8 million. We currently pay approximately $0.5 million per month in principal and interest payments on our long-term debt.

Cash provided by financing activities was $48.8 million in 2010 primarily as a result of the net proceeds from our initial public offering in the amount of $57.1 million and proceeds from the exercise of warrants on convertible preferred stock, from employee stock purchase plan and from the exercise of stock options in the amount of $3.3 million, partially offset by net payments on our long-term debt of $11.6 million.

In 2009, cash provided by financing activities was $22.0 million, primarily as a result of the receipt of $23.8 million from our sale of Series E convertible preferred stock, including the conversion of convertible promissory notes in 2009, and a net increase of $3.2 million in borrowings on our line of credit facility, partially offset by principal repayments on our long-term debt of $5.2 million.

In 2008, cash provided by financing activities was $9.5 million, primarily as a result of the receipt of $11.0 million from the issuance of convertible promissory notes and a net increase of $1.2 million in borrowings on our line of credit facility, partially offset by principal repayments on our long-term debt of $2.7 million.

Capital Resources

We believe our existing cash and cash equivalents and short-term investments combined with the amounts available under our line of credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities and overall economic conditions.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Principal and interest payments on debt (1)	$3,117	$—	$—	$—	$3,117
Operating lease obligations	1,032	1,332	653	—	3,017
Purchase commitments	8,729	—	—	—	8,729

Total	$12,878	$1,332	$653	$—	$14,863

(1)	Our outstanding long-term debt of $2.8 million represents the remaining balance of a term loan that carried an effective interest rate of approximately 11% over the life of the loan.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Debt and Interest

As of December 31, 2010 and 2009, the principal amount of our long-term debt outstanding, including our line of credit facility, was $2.8 million and $14.4 million. During 2010, a 10% appreciation or depreciation in the prime rate would not have had a material impact on our interest expense.

Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB issued another new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under these new standards. Both are effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. We will adopt these accounting standards in fiscal year 2011 and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Levels I and II fair value measurements, to describe the reasons for the transfers and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level III inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level II and Level III inputs. We have included these additional disclosures in the notes to the consolidated financial statements.

In April 2010, the FASB issued a new accounting standard for milestone method of revenue recognition. This new standard provides guidance on recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. This guidance is to be applied prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. We do not expect the adoption of the accounting standard to have a material effect on our consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During 2010, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $67.3 million and $21.3 million as of December 31, 2010 and 2009. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the four quarters in the years ended December 31, 2010 and 2009. In management’s opinion, the data below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarters Ended
Fiscal Year 2010	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	Unaudited
	(in thousands, except share and per share data)
Net revenues	$22,646	$21,837	$20,902	$19,619
Gross margin	$14,690	$14,039	$13,512	$12,385
Income (loss) before income taxes	$(836)	$(709)	$958	$(35,765)
Net income (loss)	$(895)	$(797)	$901	$(35,815)
Net income (loss) per share of common stock:
Basic	$(0.06)	$(0.05)	$0.06	$(74.19)
Diluted	$(0.06)	$(0.05)	$0.05	$(74.19)
Shares used in per share calculations:
Basic	16,094,659	15,916,524	15,219,636	482,778
Diluted	16,094,659	15,916,524	18,196,368	482,778

	Quarters Ended
Fiscal Year 2009	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	Unaudited
	(in thousands, except share and per share data)
Net revenues	$19,252	$17,844	$17,075	$15,323
Gross margin	$11,581	$10,875	$10,162	$9,097
Loss before income taxes	$(7,913)	$(4,912)	$(2,279)	$(2,091)
Net loss	$(7,957)	$(4,961)	$(2,328)	$(2,140)
Net loss per share of common stock, basic and diluted	$(20.27)	$(13.06)	$(6.20)	$(5.14)
Shares used in per share calculations, basic and diluted	392,517	379,742	375,203	373,064

Our operating results may fluctuate due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Meru Networks, Inc.

We have audited the accompanying consolidated balance sheets of Meru Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, convertible preferred stock and of stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meru Networks, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

March 11, 2011

MERU NETWORKS, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,270	$21,283
Short-term investments	4,999	—
Accounts receivable, net of allowance for doubtful accounts of $366 and $430 as of December 31, 2010 and 2009	8,796	5,967
Inventory	4,636	2,833
Deferred inventory costs, current portion	1,273	4,547
Prepaid expenses and other current assets	1,195	1,382

Total current assets	83,169	36,012
Property and equipment, net	763	698
Deferred inventory costs, net of current portion	77	1,419
Other assets	359	283

TOTAL ASSETS	$84,368	$38,412

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,302	$3,310
Accrued liabilities	10,694	6,989
Long-term debt, current portion	2,808	11,447
Deferred revenue, current portion	12,723	18,864
Warrant liability	—	18,939

Total current liabilities	30,527	59,549
Long-term debt, net of current portion	—	2,808
Deferred revenue, net of current portion	3,923	6,248

Total liabilities	34,450	68,605

Commitments and contingencies (Note 8)

Convertible preferred stock, $0.0005 par value — No shares and 118,476,760 shares authorized as of December 31, 2010 and December 31, 2009; no shares and 110,032,788 shares issued and outstanding as of December 31, 2010 and December 31, 2009

	—	125,255

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0005 par value — 5,000,000 and no shares authorized as of December 31, 2010 and December 31, 2009; no shares issued and outstanding as of December 31, 2010 and December 31, 2009	—	—
Common stock, $0.0005 par value — 150,000,000 and 19,230,769 shares authorized as of December 31, 2010 and December 31, 2009; 16,337,804 and 414,118 shares issued and outstanding as of December 31, 2010 and December 31, 2009	8	1
Additional paid-in capital	245,160	3,211
Accumulated other comprehensive loss	(27)	(43)
Accumulated deficit	(195,223)	(158,617)

Total stockholders’ equity (deficit)	49,918	(155,448)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$84,368	$38,412

See notes to consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
REVENUES:
Products	$63,197	$45,196	$29,532
Support and services	10,479	5,866	1,300
Ratable products and services	11,328	18,432	23,820

Total revenues	85,004	69,494	54,652

COSTS OF REVENUES:
Products	22,060	17,332	15,318
Support and services	2,297	876	123
Ratable products and services	6,021	9,571	13,376

Total costs of revenues*	30,378	27,779	28,817

Gross margin	54,626	41,715	25,835

OPERATING EXPENSES:
Research and development*	12,399	10,018	12,527
Sales and marketing*	33,483	25,762	30,209
General and administrative*	10,462	6,858	7,386

Total operating expenses	56,344	42,638	50,122

Loss from operations	(1,718)	(923)	(24,287)
Interest expense, net	(813)	(1,825)	(2,365)
Other income (expense), net	(33,821)	(14,447)	108

Loss before provision for income taxes	(36,352)	(17,195)	(26,544)
Provision for income taxes	254	191	209

Net loss	(36,606)	(17,386)	(26,753)
Accretion on convertible preferred stock	—	221	(68)

Net loss attributable to common stockholders	$(36,606)	$(17,165)	$(26,821)

Net loss per share of common stock:
Basic and diluted	$(3.06)	$(45.15)	$(80.31)

Shares used in computing net loss per share of common stock:
Basic and diluted	11,981,170	380,179	333,989

* Includes stock-based compensation expense as follows:
	Years Ended December 31,
	2010	2009	2008
Costs of revenues	$197	$71	$62
Research and development	767	187	92
Sales and marketing	985	312	365
General and administrative	1,896	297	199

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Convertible Preferred Stock and of Stockholders’ Equity (Deficit)

(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE — January 1, 2008	57,935,414	$94,089	265,352	$1	$1,131	$—	$(114,631)	$(113,499)
Accretion of stock issuance costs	—	68	—	—	—	—	(68)	(68)
Issuance of common stock upon exercise of vested stock options and vesting of stock options exercised early	—	—	106,454	—	320	—	—	320
Stock-based compensation	—	—	—	—	718	—	—	718
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	(26,753)	(26,753)

Total comprehensive loss								(26,830)

BALANCE — December 31, 2008	57,935,414	94,157	371,806	1	2,169	(77)	(141,452)	(139,359)
Sale of Series E convertible preferred stock (net of issuance costs of $1,227)	52,001,974	31,249	—	—	—	—	—	—
Issuance of Series E upon settlement of litigation	95,400	70	—	—	—	—	—	—
Accretion of stock issuance costs	—	(221)	—	—	—	—	221	221
Issuance of common stock upon exercise of vested stock options and vesting of stock options exercised early	—	—	42,312	—	175	—	—	175
Stock-based compensation	—	—	—	—	867	—	—	867
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	(17,386)	(17,386)

Total comprehensive loss								(17,352)

BALANCE — December 31, 2009	110,032,788	125,255	414,118	1	3,211	(43)	(158,617)	(155,448)
Exercise of Series E warrants into convertible preferred stock	3,084,368	5,001	—	—	—	—	—	—
Proceeds from initial public offering, net of issuance costs of $6,436	—	—	4,233,017	2	57,057	—	—	57,059
Conversion of convertible preferred stock into common stock in connection with initial public offering	(113,117,156)	(130,256)	11,185,891	5	130,251	—	—	130,256
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	48,274	—	—	48,274
Issuance of common stock upon cashless exercises of warrants	—	—	60,421	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	93,307		1,100	—	—	1,100
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock	—	—	351,050	—	1,422	—	—	1,422
Stock-based compensation	—	—	—	—	3,845	—	—	3,845
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(36,606)	(36,606)

Total comprehensive loss								(36,590)

BALANCE — December 31, 2010	—	—	16,337,804	$8	$245,160	$(27)	$(195,223)	$49,918

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(36,606)	$(17,386)	$(26,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615	551	542
Stock-based compensation	3,845	867	718
Adjustment of fair value of warrant liability	33,620	14,230	(69)
Accrued interest on convertible promissory notes	—	201	450
Amortization of debt issuance costs	107	134	135
Provision for (recovery of) bad debt	(61)	80	279
Changes in operating assets and liabilities:
Accounts receivable, net	(2,768)	69	829
Inventory	(1,803)	749	69
Deferred inventory costs	4,616	8,040	5,398
Prepaid expenses and other assets	(560)	(775)	276
Accounts payable	992	1,160	(2,141)
Accrued liabilities	4,350	1,522	259
Deferred revenue	(8,466)	(15,125)	(3,053)

Net cash used in operating activities	(2,119)	(5,683)	(23,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(680)	(203)	(536)
Purchase of short-term investments	(4,998)	—	—

Net cash used in investing activities	(5,678)	(203)	(536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net	57,059	—	—
Repurchase of shares of unvested common stock	—	—	(192)
Proceeds from exercise of stock options	1,439	161	140
Proceeds from employee stock purchase plan	1,100	—	—
Proceeds from exercise of convertible preferred stock warrants	716	—	—
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	20,632	—
Proceeds from issuance of convertible promissory notes	—	3,170	11,000
Proceeds from long-term debt	4,986	23,016	6,848
Repayment of long-term debt	(16,540)	(24,996)	(8,314)

Net cash provided by financing activities	48,760	21,983	9,482

Effect of exchange rate changes on cash and cash equivalents	24	14	(97)

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,987	16,111	(14,212)
CASH AND CASH EQUIVALENTS — Beginning of period	21,283	5,172	19,384

CASH AND CASH EQUIVALENTS — End of period	$62,270	$21,283	$5,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$691	$1,521	$1,857

Cash paid for income taxes	$282	$105	$88

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes to Series E convertible preferred stock	$—	$14,821	$—

Conversion of convertible preferred stock to common stock	$130,256	$—	$—

Reclassification of warrant liability to convertible preferred stock upon exercise of warrants	$4,285	$—	$—

Reclassification of warrant liability to additional paid-in capital upon closing of initial public offering	$48,274	$—	$—

See notes to consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru”) was incorporated in Delaware in January 2002. Meru and its wholly owned subsidiaries (collectively, the “Company”) develop and market a virtualized wireless Local Area Network (“LAN”) solution. The Company’s solution is built around its System Director Operating System which runs on its controllers and access points. The Company offers additional products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are sold through value added resellers, and distributors, as well as the Company’s sales force.

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

Initial Public Offering — On March 30, 2010, the Company sold 3,575,000 shares of common stock at a price of $15.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on March 31, 2010. Also on March 31, 2010, the Company’s underwriters exercised their overallotment option to purchase another 658,017 shares of common stock. As part of the offering, 811,784 shares of common stock, as converted, were also sold by existing shareholders at $15.00 per share. Included in the amounts sold by the existing shareholders were 795,836 shares of common stock which were converted from 8,770,054 shares of convertible preferred stock immediately prior to the IPO. The $59.1 million in proceeds, net of underwriting discount and commission, from the IPO were received on April 6, 2010, which was the closing date of the offering. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock at each series of convertible preferred stock’s respective conversion rate as adjusted for the 13-for-1 reverse stock split and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 10,390,055 shares of common stock. Concurrently, the Company increased the number of authorized common stock to 150,000,000 shares and authorized 5,000,000 shares of preferred stock, both with a par value of $0.0005 per share.

Basis of Presentation — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Meru and its wholly owned subsidiaries. The Company has wholly owned subsidiaries in India and Japan. All of the Company’s subsidiaries use their local currency as their functional currency. All intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, fair value of common stock, stock-based compensation expense, and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has a limited operating history, it may experience

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for estimated potential credit losses. As of December 31, 2010 and 2009, one distributor customer accounted for 35% and 32% of the Company’s gross accounts receivable.

Our customers representing greater than 10% of revenues for the periods presented were as follows (in percentages):

	Years Ended December 31,
	2010	2009	2008
Major Channel Partners
Westcon Group, Inc.	34	21	15
Catalyst Telecom, Inc.	12	14	13
Foundry Networks, Inc./Brocade Communication Systems, Inc.	*	*	13

*	Less than 10%

Cash Equivalents and Short-Term Investments — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of cash on hand, balances with banks, and highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit and corporate debt securities. Short-term investments consist of government securities with original maturities beyond 90 days. Short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity (deficit).

Foreign Currency — The Company’s non-U.S. subsidiaries in India and Japan use the local currency as their functional currency. The assets and liabilities of the non-U.S. subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity (deficit). Income and expense accounts are translated at average exchange rates during the year. Transaction gains and losses were not material during the years ended December 31, 2010, 2009 and 2008.

Inventory — Inventory is stated at the lower of cost or market value. Inventory is determined to be salable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of salable amounts and inventory which is considered obsolete based upon changes in existing technology is written off. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis.

Channel Inventory — Products shipped to distributors are considered channel inventory until acceptance provisions are met and return rights lapse. The Company includes channel inventory within inventory on the consolidated balance sheets.

Deferred Inventory Costs — Deferred inventory costs represent the unamortized cost of products associated with ratable products and services revenues, which is based upon the actual cost of the hardware sold and is amortized over the economic life of the product.

Advertising Costs — The Company expenses advertising costs as incurred. The Company incurred advertising costs of $22,000, $37,000, and $81,000 during the years ended December 31, 2010, 2009 and 2008 which is included within sales and marketing expense on the consolidated statements of operations.

Property and Equipment — Property and equipment, including leasehold improvements, is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years. Internal test units are transferred from inventory at the stated cost and are amortized over the estimated service life of one year from the date of transfer. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the lease term.

Accounting for Internal-Use Computer Software — The Company capitalizes certain external and internal costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use. These costs are capitalized when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. The Company purchased and capitalized costs of $94,000 and $63,000 during the year ended December 31, 2010 and 2009, respectively. The Company did not incur similar costs during the year ended December 31, 2008. Software is amortized using the straight-line method over the estimated useful life of three years.

Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2010, the Company has not written down any of its long-lived assets as a result of impairment.

Deferred Offering Costs — Deferred offering costs, consisting of legal, accounting and filing fees relating to the Company’s IPO, were capitalized and offset against IPO proceeds upon the effectiveness of the offering. As of December 31, 2009, the Company had capitalized $670,000 of deferred offering costs in prepaid expenses and other current assets on the consolidated balance sheet. Upon completion of the IPO during the year ended December 31, 2010, all issuance costs were offset against the gross proceeds.

Fair Value of Financial Instruments — Due to their short-term nature, the carrying amounts of the Company’s financial instruments reported in the consolidated financial statements, which include cash, cash equivalents, accounts receivable and accounts payable, approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the long-term debt approximates fair value.

Warrant Liability — Prior to the IPO, the Company accounted for its freestanding warrants for shares of the Company’s convertible preferred stock and warrants to purchase shares of the Company’s common stock as liabilities at fair value on the consolidated balance sheets because some of the warrants were potentially redeemable. The warrants were remeasured at each balance sheet date with any changes in fair value being recognized as a component of other income (expense), net on the consolidated statements of operations. Upon the closing of the IPO in April 2010, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital.

Income Taxes — As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized.

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2010, 2009 and 2008. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Stock-Based Compensation — Compensation costs related to employee stock options that were either granted or modified during the years ended December 31, 2010, 2009 and 2008 are based on the fair value of the awards on the date of grant or modification, net of estimated forfeitures. The Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of the respective option grants.

The Company accounts for stock options issued to nonemployees based on the fair value of the awards also determined using the Black-Scholes option-pricing model. The fair value of stock options granted to nonemployees is remeasured as the stock options vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statement of operations during the period the related services are rendered.

Research and Development Costs — Research and development costs are expensed as incurred.

Software Development Costs — The costs to develop software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

Revenue Recognition — The Company’s networking communications products are networking hardware with embedded software products and support. As a result, the Company recognizes revenues in accordance with software revenue recognition rules. Further, the Company provides unspecified software upgrades and enhancements related to the equipment through support agreements. The Company’s revenues are derived primarily from two sources: (i) products revenues, including hardware and software products, and (ii) related support and service revenues. Product support typically includes software updates on a when and if available basis, telephone and internet access to the Company’s technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

The Company recognizes revenues when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with its customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. The sales prices for the Company’s products are typically considered to be fixed or determinable at the inception of an arrangement. Delivery is considered to have occurred when product title has transferred to its customer, when the service or training has been provided, when the software is delivered, or when the support period has lapsed. To the extent that agreements contain rights of return or acceptance provisions, revenues are deferred until the acceptance provisions or rights of return lapse.

The majority of the Company’s sales are generated through its distributors. Revenues from distributors with return rights are recognized when the distributor reports that the product has been sold through, provided that all other revenue recognition criteria have been met. The Company obtains sell-through information from these distributors. For transactions with all other distributors, the Company does not provide for rights of return and recognizes products revenues at the time of shipment, assuming all other revenue recognition criteria have been met.

The Company’s sales often involve multiple elements, such as sales of products that include support services. When a sale involves multiple elements, the recognition of the related revenues are determined based on

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whether the Company has attained vendor specific objective evidence (“VSOE”) of fair value for the support services being provided under the sale agreement. VSOE of fair value for support services is established when the support services are sold separately. The Company recognizes revenues using the residual method when a sale involves multiple elements and the Company has attained VSOE of fair value for the undelivered element. Under the residual method, the consideration equal to the VSOE of fair value of that element is deferred and the remaining portion of the contract fee is recognized as products revenues. If VSOE of fair value has not been established for the undelivered element in an agreement and the only undelivered element is support services, the revenues from the entire arrangement is recognized ratably over the period that the support is delivered, typically one year to five years. If VSOE of one or more undelivered elements other than support services has not been established, all revenues are deferred and recognized when delivery of all undelivered elements for which VSOE has not been established occurs.

Prior to April 1, 2008, the Company allowed some customers to receive support services outside of the contractual terms. Accordingly, the Company deferred and recognized revenues on all transactions, except for transactions with one customer, ratably over the economic life of the product sold as the Company determined that this was the best estimate of the period of time over which the Company provided these support services. The one exception relates to a customer for which the Company established VSOE of fair value for the related support contracts during the year ended December 31, 2007. Accordingly, the Company began to account for these support contracts as separate elements from the hardware sales.

The Company estimated the economic life of the hardware to be three and a half years based on several factors such as: (1) the history of technology development of related products; (2) a Company-specific evaluation of product life cycles from both a sales and product development perspective; and (3) information on customer usage of the Company’s products.

On April 1, 2008, the Company ceased providing support services outside of the contractual terms. As a result, the Company began recognizing ratable revenues from sales in which VSOE of fair value for the related support services had not been established over the contractual support period and not the three and a half year economic life of the product.

Also on April 1, 2008, the Company established VSOE of fair value for its support services to distributors. Accordingly, the Company recognizes revenues from sales to distributors after this date using the residual method, assuming all revenue recognition criteria are met. On January 1, 2009, the Company established VSOE of fair value for all its remaining support services. Accordingly, the Company recognizes revenues for other than support services for all sales made on and after January 1, 2009 using the residual method, assuming all revenue recognition criteria are met.

Revenues for support services are recognized on a straight-line basis over the support period, which typically ranges from one year to five years.

Shipping charges billed to customers are included in product revenues and the related shipping costs are included in costs of products revenues.

Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and estimated sales returns and allowances. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collected previously written-off bad debt expense for the amount of $61,000 during 2010. Write-offs of accounts receivable to bad debt expense were approximately $80,000 and $279,000 during the years ended December 31, 2009 and 2008.

Comprehensive Loss — Comprehensive loss is comprised of net loss and other comprehensive income (loss). For the Company, other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on short-term investments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of convertible preferred stock and of stockholders’ equity (deficit).

Warranty — The Company provides a warranty on product sales and estimated warranty costs are recorded during the period of sale. The Company establishes warranty reserves based on estimates of product warranty return rates and expected costs to repair or to replace the products under warranty. The warranty provision is recorded as a component of costs of products revenues in the consolidated statements of operations.

Accrued warranty, which is included in accrued liabilities on the consolidated balance sheets, is summarized for the years ended December 31, 2010, 2009 and 2008 as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Accrued warranty balance — beginning of period	$194	$172	$163
Warranty costs incurred	(125)	(249)	(365)
Provision for warranty	348	271	374

Accrued warranty balance — end of period	$417	$194	$172

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB issued another new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under these new standards. Both are effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company will adopt these accounting standards in fiscal year 2011 and is currently evaluating the impact of the adoption on its consolidated financial condition and results of operations.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Levels I and II fair value measurements, to describe the reasons for the transfers and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level III inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level II and Level III inputs. The Company has included these additional disclosures in the notes to the consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2010, the FASB issued a new accounting standard for milestone method of revenue recognition. This new standard provides guidance on recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. This guidance is to be applied prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of the accounting standard to have a material effect on its consolidated financial position, results of operations and cash flows.

2. Inventory

Inventory as of December 31, 2010 and 2009 is as follows (in thousands):

	December 31, 2010	December 31, 2009
Finished goods	$3,951	$2,373
Channel inventory	685	460

Inventory	$4,636	$2,833

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

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2010	2009	2008
Convertible preferred stock	—	10,909,067	5,073,129
Stock awards and stock options to purchase common stock	2,787,933	2,190,173	1,084,174
Common stock subject to repurchase	2,996	7,051	11,114
Convertible preferred stock warrants	—	491,691	41,642
Common stock warrants	4,033,452	4,084,354	76,922

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data that requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents and short-term investments. The Company’s liabilities that are measured at fair value on a recurring basis consisted of the warrant liability and a penalty provision.

The Company’s cash equivalents and short-term investments are valued using market prices on active markets (Level I) and less active markets (Level II). Level I instrument valuations are obtained from real-term quotes for transactions in active exchange markets involving identical assets. Level II instrument valuations are obtained from readily-available pricing sources for comparable instruments.

The Company’s warrant liability and penalty provision as of December 31, 2009 were classified within Level III of the fair value hierarchy. Level III assets and liabilities are valued using unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level III assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

As of December 31, 2010, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	December 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level I)	Significant Other Observable (Level II)	Significant Unobservable (Level III)	Total Fair Value
Assets:
Money market funds	$31,092	$—	$—	$31,092
U.S. government securities	—	29,998	—	29,998
As of December 31, 2009, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):
	December 31, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level I)	Significant Other Observable (Level II)	Significant Unobservable (Level III)	Total Fair Value
Assets:
Money market funds	$6,598	$—	$—	$6,598

Liabilities:
Warrant liability	$—	$—	$18,939	$18,939
Penalty provision	—	—	150	150

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the value of the warrant liability and penalty provision during the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Fair value — beginning of period	$19,089	$505	$574
Issurances of warrants	—	4,264	—
Exercise of Series E convertible preferred stock warrants	(4,285)	—	—
Realized gain on release of penalty provision	(150)	—	—
Amendment and conversion of warrants upon IPO	(48,274)	—	—
Change in fair value	33,620	14,320	(69)

Fair value — end of period	$—	$19,089	$505

The fair value of the exercised warrants was reclassified to additional paid-in capital within stockholders’ equity (deficit) upon the close of the Company’s IPO. See further discussion of the valuation of the warrants in Note 11.

5. Property and Equipment, net

Property and equipment, net as of December 31, 2010 and 2009 is as follows (in thousands):

	December 31, 2010	December 31, 2009
Computer equipment and software	$2,646	$2,018
Furniture and fixtures	89	78
Leasehold improvements	471	428

Total property and equipment	3,206	2,524
Less accumulated depreciation and amortization	(2,443)	(1,826)

Property and equipment, net	$763	$698

Depreciation and amortization expense was $615,000, $551,000 and $542,000 during the years ended December 31, 2010, 2009 and 2008

6. Accrued Liabilities

Accrued liabilities as of December 31, 2010 and 2009 consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Accrued compensation and benefits	$4,418	$1,977
Accrued commissions	1,500	999
Accrued inventory	282	141
Returns reserve	277	386
Accrued professional service fees	77	650
Reserve for product warranty	417	194
Taxes payable	222	142
Accrued sales tax and internal use tax	78	27
Accrued employee stock purchase plan	171	—
Other liabilities	3,252	2,473

	$10,694	$6,989

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Short-Term Debt

In January 2007, the Company entered into a debt agreement that provided the Company with up to $6.5 million in debt financing in the form of a loan of $1.5 million and a working capital line of credit of $5.0 million. In November 2007, this debt agreement was amended to increase the working capital line of credit from $5.0 million to $10.0 million and the Company also entered into a new term agreement to provide an additional loan of $15.0 million. All of the debt agreements are collateralized by all of the Company’s assets.

The $15.0 million loan borrowing bears interest at the greater of the lenders’ prime rate plus 3% per year, or 10.75%, per year. The $15.0 million loan is repayable in 42 monthly installments beginning in January 2008. The first six payments were interest only thereafter monthly principal and interest payments totaled $490,000. As of December 31, 2010 and 2009, the total amount outstanding under the $15.0 million borrowing was $2.9 million and $8.1 million, respectively. The $15.0 million loan carries a prepayment penalty in the amount of 1% if prepaid prior to the June 1, 2011 loan maturity date. Upon maturity, an additional interest payment of $175,000 is due. This amount is included in accrued liabilities on the consolidated balance sheets.

As of December 31, 2010, the line of credit bore interest at the lenders’ prime rate which is 3.25% currently. As of December 31, 2010 and 2009, the total amount outstanding under the line of credit was zero and $6.2 million. As of December 31, 2010 and 2009, the Company had unused amounts under the line of credit of $7.0 million and $800,000.

In connection with these loan agreements in November 2007, the Company issued to the lender a warrant to purchase a total of 76,922 shares of the Company’s common stock. The warrant was exercisable upon issuance, had an exercise price of $8.32 per share, and was fully exercised utilizing a cashless exercise provision in 2010. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $456,000. The debt discount is being amortized to interest expense over the repayment period for the loan.

The amortization expense related to the debt discount for the bank borrowings was $107,000, $134,000 and $135,000 during the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010 and 2009, the remaining unamortized debt discount was $44,000 and $151,000.

8. Commitments and Contingencies

Operating Leases — The Company leases office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2015. In addition, the Company leases space for a research and development facility in Bangalore, India pursuant to a noncancelable operating lease that expires in November 2012. The Company also leases office space for sales offices in multiple locations around the world under noncancelable operating leases that expire at various dates through 2012. Rent expense related to these noncancelable operating leases was $1.3 million, $1.3 million, and $1.4 million in 2010, 2009 and 2008, respectively. Rent expense is recognized on a straight-line basis over the term of the lease.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate future noncancelable minimum payments on operating leases are as follows (in thousands):

Operating Leases
Fiscal Years:
2011	$1,032
2012	833
2013	499
2014	521
2015	132
Thereafter	—

Total	$3,017

Other commitments as of December 31, 2010 totaled approximately $8.7 million and consisted of inventory and other non-cancelable purchase obligations.

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

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. The Court has not yet ruled on this motion. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

On October 22, 2010, EON Corp. IP Holdings, LLC, filed suit against the Company and several other defendants in the United States District Court for the Easter District of Texas asserting infringement of U.S. Patent No. 5,592,491. EON Corp. IP Holdings, LLC has amended its Complaint to add additional defendants and to add specificity to certain of its claims. The Company’s response to the Amended Complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and the Company has joined in the motion to transfer. The EON Corp. IP Holdings, LLC Amended Complaint seeks unspecified monetary damages and injunctive relief. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9. Convertible Promissory Notes from Related Parties

In June 2008, the Company entered into a convertible note purchase agreement with current investors in the Company. Under this agreement, the Company agreed to issue up to $12.7 million in convertible promissory notes to the investors. These convertible promissory notes could be issued at anytime within 60 days of the date of this agreement. As such, the Company issued $10.0 million in convertible promissory notes upon finalizing this agreement. In September 2008 after the 60 day period noted in the original agreement had lapsed, this convertible note purchase agreement was amended to allow the Company to issue another $1.0 million in convertible promissory notes. In December 2008, the notes were again amended to increase the amount of convertible promissory notes that were allowed to be issued under the agreement to $14.6 million.

These notes, which were collateralized by all of the Company’s assets, carried an interest rate of 8% per year and were originally due to mature 180 days after issuance unless the notes were converted prior to the due date. Principal and accrued interest outstanding were to automatically convert into shares of the convertible preferred stock issued in the Company’s next equity financing that produced gross proceeds to the Company of greater than $20.0 million (including the conversion of the convertible promissory notes). These convertible promissory notes were to convert into preferred stock at a rate determined by dividing the total principal and accrued interest outstanding on the date of the qualified financing by the price per share paid for the preferred stock in the financing. As of December 31, 2008, the outstanding principal balance for the convertible promissory notes was approximately $11.0 million and the outstanding accrued interest was $450,000.

In connection with the execution of this convertible promissory note purchase agreement, the Company was required to issue warrants to purchase shares of the preferred stock issued in the next qualifying equity financing if these notes were converted. The warrants would be exercisable upon issuance and would expire at the earlier of a qualified underwritten public offering of the Company’s common stock, a sale or merger of the Company, or five years after the date of issuance. The exercise price for the warrants would equal the per share price paid for each share of preferred stock in the next qualified equity financing and the amount of shares underlying the warrants would be determined by dividing 20% of the outstanding principal for the convertible promissory notes by the exercise price of the warrants. However, the Company would not be required to issue any warrants if these convertible promissory notes were repaid upon maturing on the due date and, therefore, did not convert into preferred stock.

In January 2009, the Company amended the agreement related to the outstanding convertible promissory notes in order to extend the due date of the convertible promissory notes to March 2009. Also in January 2009, the Company issued an additional $3.2 million in convertible promissory notes under the same convertible promissory note agreement.

In March 2009, the Company raised approximately $15.0 million in exchange for the issuance of 21,358,707 shares of Series E convertible preferred stock and warrants to purchase 1,642,966 shares of common stock. In addition, the Company converted all outstanding convertible promissory notes in the amount of $14.2 million and $651,000 in related accrued interest in exchange for the issuance of 21,103,049 shares of Series E

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

convertible preferred stock and warrants to purchase 1,623,274 shares of common stock. Also upon conversion of the convertible promissory notes in March 2009, the Company issued warrants to purchase 4,035,256 shares of Series E convertible preferred stock per the convertible promissory note purchase agreement.

10. Convertible Preferred Stock

Upon the closing of the IPO in 2010, all convertible preferred stock was converted into shares of common stock.

In February 2006, the Company converted all of the 16,242,552 outstanding shares of Series B-1 convertible preferred stock into 16,242,552 shares of Series B convertible preferred stock (“Series B”). Simultaneously, the Company also issued 19,411,493 shares of Series C convertible preferred stock (“Series C”) for $1.29 per share and received total consideration of $25.0 million less issuance costs of $53,000.

In February 2007, the Company issued 15,367,227 shares of Series D convertible preferred stock (“Series D”) for $1.80 per share and received total consideration of $27.6 million less issuance costs of $89,000.

In March 2009, the Company raised $15.0 million in exchange for the issuance of 21,358,707 shares of Series E convertible preferred stock (“Series E”) and warrants to purchase 1,642,966 shares of common stock. In addition, the Company converted all outstanding convertible promissory notes in the amount of $14.2 million and $651,000 in related accrued interest into 21,103,049 shares of Series E, warrants to purchase 1,623,274 shares of common stock, and warrants to purchase 4,035,256 shares of Series E. As the conversion price exceeded the fair value per share of the underlying common stock on the transaction date, the Company determined that there was no beneficial conversion feature on the Series E.

In May and June 2009, the Company raised an additional $6.7 million in exchange for the issuance of 9,540,218 shares of the Series E and warrants to purchase 733,854 shares of common stock. In September 2009, the Company settled an ongoing lawsuit with a former employee in exchange for the issuance of 95,400 shares of Series E and warrants to purchase 7,338 shares of common stock.

Authorized and outstanding convertible preferred stock as of December 31, 2009 was as follows (in thousands, except share data):

	December 31, 2009
	Shares Authorized	Shares Issued and Outstanding	Net Cash Proceeds	Liquidation Preference
Series A-1	6,914,142	6,914,142	$29,611	$—
Series B	16,783,898	16,242,552	11,867	41,700
Series C	19,411,493	19,411,493	24,947	25,000
Series D	15,367,227	15,367,227	27,511	27,600
Series E	60,000,000	52,097,374	34,802	43,902

Total	118,476,760	110,032,788	$128,738	$138,202

In March and April of 2010, warrants to purchase 4,510,843 shares of Series E stock were exercised, of which 1,020,463 were cash exercises and the other 3,490,380 were exercised utilizing a cashless exercise provision. In aggregate, 3,084,368 shares of Series E were issued in conjunction with these exercises.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All 113,117,156 shares of the Company’s convertible preferred stock outstanding at the time of the Company’s IPO converted into 11,185,891 shares of common stock on April 6, 2010 upon the closing of the Company’s IPO.

11. Warrants for Convertible Preferred Stock and Common Stock

Series E

In connection with the convertible promissory notes discussed in Note 9, the Company issued warrants to purchase 4,035,256 shares of Series E. The Series E warrants were exercisable immediately and had an exercise price equal to $0.70 per share. During the year ended December 31, 2010, all of the Series E warrants were exercised, of which 1,020,463 of the Series E warrant exercises were cash exercises and the other 3,014,793 Series E warrants were exercised utilizing a cashless exercise provision. The Company received cash in the amount of $716,000 and issued 1,020,463 shares of Series E for the cash exercises. The Company issued 1,782,460 shares of Series E as a result of the cashless exercises.

In June 2009, the Company issued a warrant to purchase 475,587 shares of Series E to a placement agent in accordance with the completion of the Series E equity financing in March 2009. The warrant was exercisable immediately and had an exercise price equal to $0.70 per share. During the year ended December 31, 2010, this Series E warrant was exercised utilizing a cashless exercise provision and the placement agent received 281,445 shares of Series E and warrants to purchase 36,582 shares of common stock with exercise prices ranging from $9.78 to $11.74 per share.

The Company determined the fair value of the Series E warrants as of their respective exercise dates in April 2010 and during the year ended December 31, 2009 using the Black-Scholes option-pricing model with the following assumptions:

		Year Ended
	April 2010	December 31, 2009
Dividend rate	0%	0%
Risk-free interest rate	0.2%	2.2%
Expected life (in years)	0	3.5
Expected volatility	53.9%	64.2%

The relative fair value of the Series E warrants in the amount of $1.2 million was recorded in the consolidated balance sheets as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability from the Series E warrants was remeasured at each period end. The change in fair value of the Series E warrants resulted in charges to other income (expense), net in the amount of $2.7 million and $815,000 during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2009, the warrant liability related to the Series E warrants was $2.0 million. As of December 31, 2010, there was no warrant liability as all the Series E warrants had been exercised.

Series B

In September 2005, in connection with a borrowing arrangement with a venture lending company, the Company issued a warrant to purchase 541,346 shares of Series B. The Series B warrant was exercisable upon issuance, had an exercise price equal to $0.74 per share and a contractual term of seven years from the date of issuance.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined the fair value of the Series B warrant as of April 6, 2010 and during the years ended December 31, 2009 and 2008 using the Black-Scholes option-pricing model with the following assumptions:

	April 6, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Dividend rate	0%	0%	0%
Risk-free interest rate	1.3%	1.7%	1.3%
Expected life (in years)	2.5	2.8	3.8
Expected volatility	67.1%	66.4%	62.2%

The relative fair value of the Series B warrant of $503,000 was recorded in the consolidated balance sheets as a warrant liability and debt discount. The fair value of the warrant liability for the Series B warrant was remeasured at each period end. As of December 31, 2009, the warrant liability related to the Series B warrant was $175,000. As of December 31, 2010, all of the Company’s convertible preferred stock converted into shares of common stock upon the closing of the Company’s IPO. Following the conversion of the convertible preferred stock, the Series B warrant became a warrant to purchase 44,202 shares of common stock. Prior to the conversion of the convertible preferred stock, the change in fair value of the warrant resulted in a charge through other income (expense), net in the amount of $344,000 during the year ended December 31, 2010 and a gain through other income (expense), net in the amount of $330,000 and $69,000 during the years ended December 31, 2009 and 2008, respectively. Upon the closing of the IPO, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital. The related debt discount was amortized to interest expense over the life of the borrowing arrangement of approximately two years. As of December 31, 2010, this warrant had not been exercised and was still outstanding.

Common Stock

In connection with bank borrowings in January and November 2007, the Company issued to the lender warrants to purchase a total of 76,922 shares of the Company’s common stock. These warrants were exercisable upon issuance, had an exercise price of $8.32 per share, and were to expire on the earlier of November 2017 or within three years following the occurrence of an underwritten public offering of the Company’s common stock. The Company estimated the total relative fair value of the warrants to be $456,000 upon issuance using the Black-Scholes option-pricing model. The fair value of these common stock warrants was recorded through stockholders’ equity (deficit) upon issuance. During the year ended 2010, warrants to purchase all 76,922 shares of common stock were exercised utilizing a cashless exercise provision. As a result, the Company issued 41,349 shares of common stock.

In connection with the convertible promissory notes discussed in Note 9 and the Series E financing that took place in 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During the year ended December 31, 2010, the Company issued another warrant to purchase 36,582 shares of common stock with a fair value of $446,000 on the date of issuance as a result of the exercise of a Series E warrant. These common stock warrants are exercisable immediately, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the year ended 2010, warrants to purchase 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 19,072 shares of common stock. The remaining warrants to purchase 3,989,250 shares of common stock have not been exercised and were still outstanding as of December 31, 2010.

Because these common stock warrants were potentially redeemable for cash under certain change in control provisions and included certain variable terms outside of the control of the Company prior to the Company’s

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IPO, these common stock warrants were recorded as a warrant liability at fair value and were subject to remeasurement at each period end with any changes in fair value being recognized in other income (expense), net on the consolidated statements of operations. The Company determined the fair value of these common stock warrants as of April 6, 2010 and during the year ended December 31, 2009 using the Black-Scholes option-pricing model, with the following assumptions:

	April 6, 2010	Year Ended December 31, 2009
Dividend rate	0%	0%
Risk-free interest rate	2.1%	2.2%
Expected life (in years)	3.9	4.2
Expected volatility	62.6%	62.6%

The relative fair value of the common stock warrants was recorded in the consolidated balance sheet as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability for the common stock warrants was remeasured at each period end. However, these common stock warrants were amended to remove the cash redemption feature and the other variable terms outside of the Company’s control effective upon the closing of the Company’s IPO which occurred on April 6, 2010. As of December 31, 2009, the warrant liability related to these common stock warrants was $16.7 million. The change in fair value of the warrants resulted in a charge through other income (expense), net in the amount of approximately $30.6 million and $13.7 million during the years ended December 31, 2010 and 2009. Upon the closing of the Company’s IPO, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital.

12. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, board directors and nonemployee consultants. In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s IPO on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, stock units and stock appreciation rights.

The Company’s stock-based compensation expense was $3.8 million, $867,000 and $718,000 during the years ended December 31, 2010, 2009 and 2008. The total stock-based compensation expense consisted of stock-based compensation expense for stock options granted to employees of $3.8 million, $861,000 and $706,000 and nonemployees of $46,000, $6,000 and $12,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Determining Fair Value of Stock Options

The fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Volatility — The expected volatility was based on the historical stock volatilities of several of the Company’s publicly listed peers over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Fair Value of Common Stock — Prior to the Company’s IPO, the fair value of the shares of common stock underlying the stock options was determined by the board of directors because there was no public market for the Company’s common stock. The board of directors therefore determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Following the IPO, the fair value of the underlying common stock is based on the list price for the Company’s common stock as noted on the NASDAQ on the grant date.

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

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Dividend rate	0%	0%	0%
Risk-free interest rate	2.7%	3.0%	3.3%
Expected life (in years)	5.6	6.1	6.2
Expected volatility	60.5%	62.2%	62.2%

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2010, 2009 and 2008 was $7.76, $3.90 and $2.21 per share, respectively. The aggregate grant date fair value of the Company’s stock options granted to employees for the years ended December 31, 2010, 2009 and 2008 was $6.3 million, $5.0 million and $1.1 million, respectively.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2008	201,777	1,100,994	$3.76	5.9	$5,035
Granted	(327,411)	327,411	4.81
Repurchased	41,479	—
Forfeited	279,053	(279,053)	6.05
Exercised	—	(65,178)	2.15

Outstanding — December 31, 2008	194,898	1,084,174	3.59	7.6	1,940
Additional options authorized	1,146,153	—
Granted	(1,291,172)	1,291,172	7.68
Repurchased	684	—
Forfeited	146,240	(146,240)	6.07
Exercised	—	(38,933)	4.14

Outstanding — December 31, 2009	196,803	2,190,173	5.82	8.4	7,183
Additional options authorized	2,307,692	—
Options granted	(844,565)	844,565	11.05
Restricted stock granted	(255,372)	—	—
Repurchased	370	—	—
Forfeited options	227,241	(227,241)	8.80
Forfeited restricted stock	6,163	—	—
Exercised	—	(346,953)	4.15

Outstanding — December 31, 2010	1,638,332	2,460,544	$7.58	8.2	$19,603

Vested and expected to vest — December 31, 2010		1,450,312	$6.83	7.7	$12,669
Vested — December 31, 2010		939,509	$5.49	7.1	$9,436

The aggregate intrinsic value of options exercised under the Plan was $3.7 million, $98,000 and $334,000 for the years ended December 31, 2010, 2009 and 2008, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of December 31, 2010 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
$0.91 - $4.94	596,660	6.1	$2.71	481,911	$2.26
$7.80 - $7.80	1,062,319	8.7	$7.80	307,768	$7.80
$8.32 - $9.10	585,328	8.8	$9.01	109,384	$8.71
$11.50 - $18.75	216,237	9.5	$16.06	40,446	$17.86

	2,460,544	8.2	$7.58	939,509	$5.49

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $4.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Restricted Stock — The Company issued 30,572 shares of restricted stock to directors and restricted stock units for 224,800 shares of common stock to employees in 2010. These restricted shares will vest three months to four years from the date of issuance if the employees and directors remain with the Company for the duration of the vesting period. The Company recognized stock-based compensation in the amount of $226,000 for the restricted stock awards during the year ended December 31, 2010. The Company recognized stock-based compensation in the amount of $169,000 for the restricted stock units during the year ended December 31, 2010.

A summary of the Company’s restricted stock award activity for the year ended December 31, 2010 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2010	—	$—
Restricted stock awards granted	30,572	17.34
Restricted stock awards released	(564)	17.70
Restricted stock awards forfeited	(3,713)	18.69

Outstanding — December 31, 2010	26,295	$17.15	$405

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2010 is presented below:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2010	—	$—
Restricted stock units granted	224,800	15.13
Restricted stock units released	—	—
Restricted stock units forfeited	(2,450)	15.13

Outstanding — December 31, 2010	222,350	$15.13	$3,429

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the years ended December 31, 2010, 2009 and 2008 are as follows:

Shares
Shares subject to repurchase — January 1, 2008	93,872
Exercise of options prior to vesting	4,908
Vesting of options exercised early	(46,184)
Unvested shares repurchased	(41,482)

Shares subject to repurchase — December 31, 2008	11,114
Exercise of options prior to vesting	3,366
Vesting of options exercised early	(6,744)
Unvested shares repurchased	(685)

Unvested shares — December 31, 2009	7,051
Exercise of options prior to vesting during the period	3,373
Vesting of options exercised early during the period	(7,058)
Options repurchased during the period	(370)

Unvested shares — December 31, 2010	2,996

Stock Option Activity for Nonemployee Consultants — During the years ended December 31, 2010, 2009 and 2008, the Company issued options to nonemployees for the purchase of 28,653, 0 and 2,307 shares of common stock in exchange for services. These options were issued with an exercise price of $9.10 per share during the year ended December 31, 2010 and $4.81 per share during the year ended December 31, 2008. These options generally vest monthly over four years. The Company accounts for nonemployee consultant options based on the fair value of the awards as they vest. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term.

During the year ended December 31, 2010, the remaining unvested shares of a nonemployee grant in the amount of 25,072 shares were cancelled in connection with the consultant becoming a director of the Company. In exchange for the cancellation of these options, the director was granted stock options and restricted stock awards with a total grant date fair value of $372,000 which resulted in an incremental value of $112,000. The total fair value of the options and restricted stock awards will be recognized as stock-based compensation over vesting periods of seven months to four years.

Total stock-based compensation related to nonemployees amounted to $46,000, $6,000 and $12,000 for the years ended December 31, 2010, 2009 and 2008.

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”). A total of 730,770 shares of common stock were reserved for future issuance under the ESPP, which became effective upon the closing of the Company’s IPO. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of one percent (1%) of the outstanding shares of the Company on such date or a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model and recognized compensation expense related to the ESPP in the amount of $559,000 for the year ended 2010. The Company issued 93,307 shares of common stock for $1.1 million during the year ended 2010. The Company had 637,463 shares of its common stock available for future issuance under the ESPP as of December 31, 2010.

13. Income Taxes

The Company’s loss before provision for income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Domestic	$(37,176)	$(17,995)	$(27,202)
International	824	800	658

Loss before provision for income taxes	$(36,352)	$(17,195)	$(26,544)

The components of the provision for income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Current
Federal	$—	$(14)	$(12)
State	14	29	38
Foreign	240	176	183

Total current	254	191	209

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$254	$191	$209

Net deferred tax assets as of December 31, 2010 and 2009 consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Depreciation and amortization	$11,173	$9,924
Accruals and other	8,269	9,519
Research credits	3,800	3,277
Net operating loss carryforward	38,007	35,751

Gross deferred tax asset	61,249	58,471
Valuation allowance	(61,249)	(58,471)

Net deferred tax assets	$—	$—

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of the statutory federal income tax to the Company’s effective tax for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Tax at statutory federal rate	$(12,361)	$(5,846)	$(9,039)
State tax — net of federal benefit	(1,728)	(972)	(1,256)
Nondeductible expenses	13,630	6,013	398
Foreign income rate differential	(289)	(253)	(233)
Foreign tax	238	176	183
Research and development credit	(523)	272	(582)
Other	341	(487)	198
Valuation allowance changes affecting the tax provision	946	1,288	10,540

Provision for income taxes	$254	$191	$209

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets at December 31, 2010 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

The valuation allowance increased by $2.8 million, $1.3 million and $10.5 million during the years ended December 31, 2010, 2009 and 2008.

At December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately $100.2 million and $92.4 million, respectively, expiring beginning in 2023 and 2010, respectively.

As of December 31, 2010 the Company has federal and state research credit carryovers of approximately $3.1 million and $2.9 million, respectively, expiring beginning in 2023 for federal. California credits will carryforward indefinitely.

Internal Revenue Code section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income can be offset by net operating (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company’s capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct NOL carryfowards in excess of the Section 382 Limitation.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the U.S. tax authorities and various state tax authorities. These years are open due to net operating losses and tax credits unutilized from such years. The Company’s tax years for December 31, 2008 and forward are subject to examination by the major foreign taxing jurisdictions in which the Company is subject to tax.

As of December 31, 2010, the Company had $1.6 million of cumulative unrecognized tax benefits of which $98,000 has an effect on the Company’s effective tax rate.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending unrecognized tax benefit amounts since adoption is as follows (in thousands):

Balance at January 1, 2008	$999
Increase related to 2008 tax positions	273

Balance at December 31, 2008	1,272
Increase related to 2009 tax position	194

Balance at December 31, 2009	1,466
Increase related to 2010 tax position	119

Balance at December 31, 2010	$1,585

14. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan and has made no contributions to the 401(k) Plan since inception.

15. Related-Party Transactions

The Company has a reseller in Japan that is a related party. This reseller owned shares of the Company’s stock during the years ended December 31, 2010, 2009 and 2008. The total revenue from this related party amounted to $1.4 million, $1.8 million and $2.4 million for years ended December 31, 2010, 2009 and 2008. Accounts receivable from the reseller were $156,000 and $37,000 as of December 31, 2010 and 2009.

The Company has a distributor in Japan that is a related party. This distributor owned shares of the Company’s stock during the years ended December 31, 2010, 2009 and 2008. The total revenue from this related party amounted to $662,000, $409,000 and $571,000 for years ended December 31, 2010, 2009 and 2008. Accounts receivable from this distributor were $101,000 and $462,000 as of December 31, 2010 and 2009.

As discussed further in Note 9, the Company entered into a convertible note purchase agreement with current investors in the Company in June 2008. Under this agreement, the Company sold approximately $11.0 million in convertible promissory notes to the investors during the year ended December 31, 2008. In January 2009, the Company issued an additional $3.2 million in convertible promissory notes under the same convertible promissory note agreement. Principal and accrued interest was convertible into shares of the Series E at a rate determined by dividing the total principal and accrued interest outstanding on the date of the qualified financing by the price per share paid for the convertible preferred stock in the financing. There were multiple investors involved with the acquisition of the convertible promissory notes and as of December 31, 2008, prior to the conversion of the notes in March 2009, these combined investors owned a majority of the outstanding shares of the Company’s preferred and common stock.

16. Information about Geographic Areas

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

Revenues

	Years ended December 31,
	2010	2009	2008
Americas	$61,259	$52,045	$39,918
EMEA	18,426	12,979	9,623
Asia Pacific	5,319	4,470	5,111

Total	$85,004	$69,494	$54,652

The Americas’ revenues in the table above includes revenues from customers in the United States of $54.1 million, $49.8 million and $38.6 million in the years ended December 31, 2010, 2009 and 2008.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	December 31, 2010	December 31, 2009
United States	$649	$642
India	114	54
Japan	—	2

Total	$763	$698

17. Subsequent Event

Subsequent to the year ended December 31, 2010, warrants to purchase 1,226,754 shares of common stock were exercised utilizing a cashless exercise provision. As a result, the Company issued 531,566 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal controls over financial reporting due to a transition period, established by rules of the SEC for newly public companies. At December 31, 2011, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to provide its attestation report regarding such assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all officers. Our Code of Business Conduct and Ethics is published on the Investor Relations section of our website at investors.merunetworks.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December  31, 2010.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements: the financial statements required by Item 15(a) are filed in Item 8 of this report, and listed on the index to financial statements.

(2) Financial statement Schedules: the financial statement schedule required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in this section of Form 10-K.

Schedule II “Valuation and Qualifying Accounts” should be read in conjunction with the Consolidated Financial Statements included in this report.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$430	$368	$100
Charged to costs and expenses	—	80	279
Recovery of bad debt	(61)	—	—
Bad debt write-offs	(3)	(18)	(11)

Ending balance	$366	$430	$368

(3) Exhibits: the exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2011

MERU NETWORKS, INC. Registrant

By:	/s/ Brett White
Brett White Chief Financial Officer (as Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ihab Abu-Hakima and Brett White, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ Ihab Abu-Hakima Ihab Abu-Hakima	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011

/S/ Brett White Brett White	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/S/ Vaduvur Bharghavan Vaduvur Bharghavan	Director	March 11, 2011

/S/ Harold Copperman Harold Copperman	Director	March 11, 2011

/S/ Thomas Erickson Thomas Erickson	Director	March 11, 2011

/S/ Stanley Meresman Stanley Meresman	Director	March 11, 2011

/S/ Nicholas Mitsakos Nicholas Mitsakos	Director	March 11, 2011

/S/ Barry Newman Barry Newman	Director	March 11, 2011

/S/ William Quigley William Quigley	Director	March 11, 2011

EXHIBIT INDEX

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto.	S-1/A	333-163859	3.1 (b)	March 12, 2010
3.2	Amended and Restated Bylaws of Registrant.	S-1/A	333-163859	3.2 (b)	March 12, 2010
4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010
4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010
4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010
4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC. (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010
4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010
4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010
4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010
4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010
10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010
10.2	Sublease Agreement, dated April 20, 2007 for 894 Ross Drive, Sunnyvale, California	S-1	333-163859	10.7	December 18, 2009
10.3	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010
10.4	2010 Stock Incentive Plan and forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement	S-8	333-168631	99.1	August 6, 2010
10.5	Form of Change of Control Agreement	S-1/A	333-163859	10.9	January 25, 2010
10.6	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010
10.7	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto	S-1/A	333-163859	10.5	March 26, 2010
10.9	Tenth Loan Modification Agreement dated March 9, 2011 by and among Silicon Valley Bank and Meru Networks, Inc.					x
21.1	Subsidiaries of the Company					x
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (included in the signature page)					x
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x