Form 10-Q
period 2011-03-31
MERU NETWORKS INC
filed 2011-05-06
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock, par value $0.0005, outstanding as of April 29, 2011 was 17,346,542.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,755	$62,270
Short-term investments	4,998	4,999
Accounts receivable, net	10,677	8,796
Inventory	4,943	4,636
Deferred inventory costs, current portion	778	1,273
Prepaid expenses and other current assets	1,046	1,195

Total current assets	77,197	83,169
Property and equipment, net	785	763
Deferred inventory costs, net of current portion	62	77
Other assets	379	359

TOTAL ASSETS	$78,423	$84,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,442	$4,302
Accrued liabilities	9,328	10,694
Long-term debt, current portion	1,427	2,808
Deferred revenue, current portion	10,763	12,723

Total current liabilities	24,960	30,527
Deferred revenue, net of current portion	3,973	3,923

Total liabilities	28,933	34,450

Commitments and contingencies (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 17,268,587 and 16,337,804 shares issued and outstanding as of March 31, 2011 and December 31, 2010	9	8
Additional paid-in capital	248,062	245,160
Accumulated other comprehensive income (loss)	17	(27)
Accumulated deficit	(198,598)	(195,223)

Total stockholders’ equity	49,490	49,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,423	$84,368

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Products	$15,440	$13,738
Support and services	3,140	2,152
Ratable products and services	1,571	3,729

Total revenues	20,151	19,619

COSTS OF REVENUES:
Products	5,711	4,781
Support and services	897	353
Ratable products and services	852	2,100

Total costs of revenues*	7,460	7,234

Gross margin	12,691	12,385

OPERATING EXPENSES:
Research and development*	3,422	2,777
Sales and marketing*	9,612	7,391
General and administrative*	2,918	2,345

Total operating expenses	15,952	12,513

Loss from operations	(3,261)	(128)
Interest expense, net	(92)	(254)
Other income (expense), net	55	(35,383)

Loss before provision for income taxes	(3,298)	(35,765)
Provision for income taxes	77	50

Net loss	$(3,375)	$(35,815)

Net loss per share of common stock:
Basic and diluted	$(0.20)	$(74.19)

Shares used in computing net loss per share of common stock:
Basic and diluted	16,972,165	482,778

* Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2011	2010
Costs of revenues	$66	$12
Research and development	278	54
Sales and marketing	419	83
General and administrative	601	383

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(3,375)	$(35,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	139
Stock-based compensation	1,364	532
Adjustment of fair value of warrant liability	—	35,186
Amortization of debt issuance costs	26	29
Provision for (recovery of) bad debt	5	(46)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,886)	(5)
Inventory	(307)	86
Deferred inventory costs	510	1,556
Prepaid expenses and other assets	129	(1,145)
Accounts payable	(860)	909
Accrued liabilities	(1,327)	551
Deferred revenue	(1,910)	(3,703)

Net cash used in operating activities	(7,485)	(1,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(168)	(97)
Purchase of short-term investments	(4,997)	—
Proceeds from maturities of short-term investments	4,998	—

Net cash used in investing activities	(167)	(97)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,532	97
Proceeds from exercise of convertible preferred stock warrants	—	513
Proceeds from long-term debt	—	2,486
Repayment of long-term debt	(1,407)	(7,559)

Net cash provided by (used in) financing activities	125	(4,463)

Effect of exchange rate changes on cash and cash equivalents	12	(23)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,515)	(6,309)
CASH AND CASH EQUIVALENTS - Beginning of period	62,270	21,283

CASH AND CASH EQUIVALENTS - End of period	$54,755	$14,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$51	$255

Cash paid for income taxes	$73	$66

NONCASH INVESTING AND FINANCING ACTIVITIES:
Receivable from initial public offering	$—	$59,051

Conversion of convertible preferred stock to common stock	$—	$6,025

Reclassification of warrant liability to convertible preferred stock upon exercise of warrants	$—	$3,535

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru”) was incorporated in Delaware in January 2002. Meru and its wholly owned subsidiaries (collectively, the “Company”) develop and market a virtualized wireless Local Area Network (“LAN”) solution. The Company’s solution is built around its patented System Director ™ Operating System which runs on its controllers and access points. The Company offers additional products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are sold through value added resellers, and distributors, as well as the Company’s sales force.

Basis of Presentation — These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Meru and its wholly owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 11, 2011. The condensed consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2011 and December 31, 2010, the Company’s results of operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to March 31, 2011 or to the three months ended March 31, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

Revenue Recognition — In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. Also in October 2009, the FASB amended the accounting standards for multiple-deliverable arrangements to (i) provide updated guidance on how the elements in a multiple-deliverable arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue amongst the elements in an arrangement using estimated selling prices (“ESP”) if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of the selling price; and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company adopted this accounting guidance at the beginning of its first quarter of the year ending December 31, 2011 on a prospective basis for applicable arrangements originating or materially modified after December 31, 2010. The adoption of these two accounting standards resulted in $0.3 million of additional revenue recognized during the three months ended March 31, 2011 which would not have been recognized if the previous revenue recognition standards were in effect. The majority of this difference relates to revenue recognized on partial shipment transactions. The Company cannot reasonably estimate the effect of the adoption on future financial periods as the impact may vary depending on the nature and volume of future sale contracts.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.

The Company’s revenues are derived primarily from two sources: (i) products revenues, including hardware and software products, and (ii) related support and service revenues. The majority of the Company’s products are networking communications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, the Company’s hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance. The Company’s products revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on the Company’s networking communications hardware, but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to the Company’s software. Sales of stand-alone software continue to be subject to the industry-specific software revenue recognition guidance. Product support typically includes software updates on a when and if available basis, telephone and internet access to the Company’s technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

For all arrangements originating or materially modified after December 31, 2010, the Company recognizes revenue in accordance with the amended accounting guidance. Certain arrangements with multiple-deliverables may continue to have stand-alone software elements that are subject to the existing software revenue recognition guidance along with non-software elements that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software elements as a group and the non-software elements based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.

For sales of stand-alone software after December 31, 2010 and for all transactions entered into prior to the first quarter of the year ending December 31, 2011, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as products revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

VSOE for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, the Company considers major service groups, geographies, customer classifications, and other variables in determining VSOE.

TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for the Company’s products or services. Generally, the Company’s go-to-market strategy differs from that of the Company’s peers and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

When the Company is unable to establish the selling price of its non-software elements using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, pricing policies, internal costs, gross margin objectives, competitive landscapes, geographies, customer classes and distribution channels.

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact during the quarter nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.

The Company recognizes revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. The sales prices for the Company’s products are typically considered to be fixed or determinable at the inception of an arrangement. Delivery is considered to have occurred when product title has transferred to the customer, when the service or training has been provided, when software is delivered, or when the support period has lapsed. To the extent that agreements contain rights of return or acceptance provisions, revenues are deferred until the acceptance provisions or rights of return lapse.

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

Prior to April 1, 2008, the Company allowed some customers to receive support services outside of the contractual terms. Accordingly, the Company deferred and recognized revenues on all transactions, except for transactions with one customer, ratably over the economic life of the products sold as the Company determined that this was the best estimate of the period of time over which the Company provided these support services. The one exception relates to a customer for which the Company established VSOE of fair value for the related support contracts during the year ended December 31, 2007. Accordingly, the Company began to account for these support contracts as separate elements from the hardware sales.

The Company estimated the economic life of the hardware to be three and a half years based on several factors such as: (1) the history of technology development of related products; (2) a Company-specific evaluation of product life cycles from both a sales and product development perspective; and (3) information on customer usage of the Company’s products.

On April 1, 2008, the Company ceased providing support services outside of the contractual terms. As a result, the Company began recognizing ratable revenues from sales in which VSOE of fair value for the related support services had not been established over the contractual support period and not the three and a half year economic life of the product. Also on April 1, 2008, the Company established VSOE of fair value for its support services to distributors. Accordingly, the Company recognized revenues from sales to distributors after this date and prior to January 1, 2011 using the residual method, assuming all revenue recognition criteria were met.

On January 1, 2009, the Company established VSOE of fair value for all its remaining support services. Accordingly, the Company recognized revenues for other than support services for all sales made on and after January 1, 2009 and prior to January 1, 2011 using the residual method, assuming all revenue recognition criteria were met.

Revenues for support services are recognized on a straight-line basis over the support period, which typically ranges from one year to five years.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shipping charges billed to customers are included in products revenues and the related shipping costs are included in costs of products revenues.

Initial Public Offering — On March 30, 2010, the Company sold 3,575,000 shares of common stock at a price of $15.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on March 31, 2010. Also on March 31, 2010, the Company’s underwriters exercised their overallotment option to purchase another 658,017 shares of common stock. As part of the offering, 811,784 shares of common stock, as converted, were also sold by existing shareholders at $15.00 per share. Included in the amounts sold by the existing shareholders were 795,836 shares of common stock which were converted from 8,770,054 shares of convertible preferred stock immediately prior to the IPO. The $59.1 million in proceeds, net of underwriting discount and commission, from the IPO were received on April 6, 2010, which was the closing date of the offering. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock at each series of convertible preferred stock’s respective conversion rate as adjusted for a 13-for-1 reverse stock split and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 10,390,055 shares of common stock. Concurrently, the Company increased the number of authorized common stock to 150,000,000 shares and authorized 5,000,000 shares of preferred stock, both with a par value of $0.0005 per share.

Use of Estimates — The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, fair value of common stock, stock-based compensation expense, and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has a limited operating history, it may experience fluctuations in its revenues and operating results including as a result of seasonal factors, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to increase market awareness of its brand and products and develop and expand its sales channels, the continued development of demand for wireless networks, its long and unpredictable sales cycle, declining average sales prices for its products, varying gross margins of its products and services, any inability of the Company to forecast customer demand accurately in making purchase decisions, its reliance on channel partners to generate a substantial majority of its revenues and the potential failure of these partners to perform, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, new or modified regulations related to its products, and any inability of the Company to raise additional funds in the future.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally works with both large and small channel partners. While balances outstanding with smaller partners have historically not been significant, one such party represents 16% of accounts receivable as of March 31, 2011. The Company does not require collateral on accounts receivable and maintains reserves for estimated potential credit losses.

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

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2011 is as follows (in thousands):

March 31,
2011
Accrued warranty balance — beginning of period	$417
Warranty costs incurred	(12)
Provision for warranty	86

Accrued warranty balance — end of period	$491

2. Inventory

Inventory as of March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Finished goods	$4,419	$3,951
Channel inventory	524	685

Inventory	$4,943	$4,636

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2011	2010
Convertible preferred stock	—	10,338,841
Stock awards and stock options to purchase common stock	2,592,625	2,737,490
Common stock subject to repurchase	1,900	8,270
Convertible preferred stock warrants	—	113,058
Common stock warrants	2,762,494	4,120,936

4. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data that requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents and short-term investments. The Company’s liabilities that are measured at fair value on a recurring basis through April 6, 2010 consisted of the warrant liability and a penalty provision.

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

As of March 31, 2011, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	March 31, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$12,024	$—	$—	$12,024
U.S. government securities	—	41,996	—	41,996

At March 31, 2011, the Company has $5.0 million of U.S. government securities which mature in less than one year and have been in an unrealized loss position of less than $1,000 since the securities were purchased in March 2011.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At December 31, 2010, the Company had $5.0 million of U.S. government securities which mature in less than one year and had been in an unrealized loss position of less than $1,000 since the securities were purchased in November 2010.

5. Commitments and Contingencies

Operating Leases — The Company leases office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2015. In addition, the Company leases space for a research and development facility in Bangalore, India pursuant to an operating lease that expires in November 2012. The Company also leases office space for sales offices in multiple locations around the world under noncancelable operating leases that expire at various dates through 2012.

Operating Leases
Fiscal Years:
2011(remainder)	$756
2012	833
2013	499
2014	521
2015	132
Thereafter	—

Total	$2,741

Other commitments as of March 31, 2011 totaled approximately $9.5 million and consisted of inventory and other non-cancelable purchase obligations.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, the Company filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. The Company’s declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, the Company filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. The Court has not yet ruled on this motion. Fact discovery was opened on March 2, 2011, and trial is scheduled to commence on November 12, 2012. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

On October 22, 2010, EON Corp. IP Holdings, LLC, filed suit against the Company and several other defendants in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491. EON Corp. IP Holdings, LLC has amended its Complaint to add additional defendants and to add specificity to certain of its claims. The Company’s response to the Amended Complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and the Company has joined in the motion to transfer. The EON Corp. IP Holdings, LLC Amended Complaint seeks unspecified monetary damages and injunctive relief. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

Additionally, we have received letters from, and have had ongoing discussions with, one of our competitors that has a large patent portfolio and substantial resources alleging that our products infringe upon certain of their patents. In February 2010, we also received a letter from another competitor inviting us to license certain of its patents. In March 2010, we received a letter alleging that our products infringe upon a patent of another one of our competitors and an invitation to license the patent. We may enter into protracted and expensive litigation as a result of these letters and other claims made against us in the future.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Warrants for Convertible Preferred Stock and Common Stock

Series E

During 2008 and 2009, the Company issued warrants to purchase 4,510,843 shares of Series E convertible preferred stock. The Series E warrants were exercisable immediately and had an exercise price equal to $0.70 per share.

The relative fair value of the Series E warrants in the amount of $1.2 million was recorded in the consolidated balance sheets as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability from the Series E warrants was remeasured at each period end. The change in fair value of the warrants resulted in a charge to other income (expense), net in the amount of $2.7 million during the three months ended March 31, 2010.

The Company determined the fair value of the Series E warrants as of their respective exercise dates in March 31, 2010 using the Black-Scholes option-pricing model with the following assumptions:

March 31,
2010
Dividend rate	0%
Risk-free interest rate	0.2%
Expected life (in years)	0
Expected volatility	53.9%

Upon the closing of the IPO, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital. During the year ended December 31, 2010, all of the Series E warrants were exercised and are no longer outstanding.

Series B

In 2005, the Company issued a warrant to purchase 541,346 shares of Series B convertible preferred stock. The Series B warrant was exercisable upon issuance and had an exercise price equal to $0.74 per share.

The relative fair value of the Series B warrant of $503,000 was recorded in the consolidated balance sheets as a warrant liability and debt discount. The fair value of the warrant liability for the Series B warrant was remeasured at each period end. As of April 6, 2010, all of the Company’s convertible preferred stock converted into shares of common stock upon the closing of the Company’s IPO. Following the conversion of the convertible preferred stock, the Series B warrant became a warrant to purchase 44,202 shares of common stock. Prior to the conversion of the convertible preferred stock, the change in fair value of the warrant resulted in a charge through other income (expense), net in the amount of $360,000 during the three months ended March 31, 2010.

The Company determined the fair value of the Series B warrant as of March 31, 2010 using the Black-Scholes option-pricing model with the following assumptions:

March 31,
2010
Dividend rate	0%
Risk-free interest rate	1.3%
Expected life (in years)	2.5
Expected volatility	67.1%

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon the closing of the IPO, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital. During the three months ended March 31, 2011, this Series B warrant to purchase 44,202 shares of common stock was exercised in full utilizing a cashless exercise provision. As a result, the Company issued 26,520 shares of common stock.

Common Stock

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant. These common stock warrants are exercisable immediately, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the three months ended March 31, 2011, warrants to purchase 1,226,754 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 531,566 shares of common stock. The remaining warrants to purchase 2,762,494 shares of common stock have not been exercised and were still outstanding as of March 31, 2011.

Because these common stock warrants were potentially redeemable for cash under certain change in control provisions and included certain variable terms outside of the control of the Company prior to the Company’s IPO, these common stock warrants were recorded as a warrant liability at fair value and were subject to remeasurement at each period end with any changes in fair value being recognized in other income (expense), net on the consolidated statements of operations. The Company determined the fair value of these common stock warrants as of March 31, 2010 using the Black-Scholes option-pricing model, with the following assumptions:

March 31,
2010
Dividend rate	0%
Risk-free interest rate	2.1%
Expected life (in years)	3.9
Expected volatility	62.6%

These common stock warrants were amended to remove the cash redemption feature and the other variable terms outside of the Company’s control effective upon the closing of the Company’s IPO which occurred on April 6, 2010. The change in fair value of the warrants resulted in a charge through other income (expense), net in the amount of approximately $32.1 million during the three months ended March 31, 2010. Upon the closing of the Company’s IPO, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital.

7. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, board of directors and nonemployee consultants. In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s IPO on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units and stock appreciation rights.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s stock-based compensation expense was $1.4 million and $532,000 during the three months ended March 31, 2011 and 2010. The total stock-based compensation expense consisted of stock-based compensation expense for stock options and awards granted to employees of $1.4 million and $524,000 and nonemployees of $0 and $8,000 for the three months ended March 31, 2011 and 2010, respectively.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three months ended March 31, 2011 and 2010 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Dividend rate	0%	0%
Risk-free interest rate	2.3%	2.9%
Expected life (in years)	5.0	5.6
Expected volatility	58.2%	61.0%

A summary of the Company’s stock option activity during the three months ended March 31, 2011 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2011	1,638,332	2,460,544	$7.58	8.2	$19,603
Additional options authorized	653,512	—	—
Options granted	(158,175)	158,175	17.96
Restricted stock granted	(130,500)	—	—
Repurchased	241	—	—
Forfeited options	101,552	(101,552)	8.24
Forfeited restricted stock	10,900	—	—
Exercised	—	(371,595)	4.12

Outstanding — March 31, 2011	2,115,862	2,145,572	$8.91	8.3	$24,458

Vested and expected to vest — March 31, 2011		1,204,096	$8.39	8.0	$14,353
Vested — March 31, 2011		727,794	$6.99	7.4	$9,696

The aggregate intrinsic value of options exercised under the Plan was $6.0 million and $0.2 million for the three months ended March 31, 2011 and 2010, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of March 31, 2011 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $4.94	341,781	6.1	$3.05	251,092	$2.49
$7.80 - $7.80	920,226	8.4	7.80	287,080	7.80
$8.32 - $9.10	510,561	8.6	9.03	127,499	8.85
$11.50 - $21.68	373,004	9.5	16.87	62,123	17.61

	2,145,572	8.3	$8.91	727,794	$6.99

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2011, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $4.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Restricted Stock — The Company issued restricted stock units for 130,500 shares of common stock to employees during the three months ended March 31, 2011. These restricted shares will vest four years from the date of issuance if the employees remain with the Company for the duration of the vesting period. The Company did not issue restricted stock awards or restricted stock units during the three months ended March 31, 2010. The Company recognized stock-based compensation in the amount of $89,000 and $217,000 for restricted stock awards and restricted stock units during the three months ended March 31, 2011, respectively.

A summary of the Company’s restricted stock award activity during the three months March 31, 2011 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Awards	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2011	26,295	$17.15
Restricted stock awards granted	—	—
Restricted stock awards released	(247)	17.70
Restricted stock awards forfeited	—	—

Outstanding — March 31, 2011	26,048	$17.14	$529

A summary of the Company’s restricted stock unit activity during the three months March 31, 2011 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2011	222,350	$15.13
Restricted stock units granted	130,500	18.10
Restricted stock units released	—	—
Restricted stock units forfeited	(10,900)	15.13

Outstanding — March 31, 2011	341,950	$18.10	$6,945

Common Stock Subject to Repurchase — Prior to its IPO, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase these options at the original purchase price paid by the employee for any unvested (but exercised) shares of common stock upon the termination of the employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability on the condensed consolidated balance sheets. The shares and liability are reclassified into equity on a pro rata basis as the options vest. The shares subject to repurchase are not deemed to be issued for accounting purposes until those shares vest.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the three months ended March 31, 2011 are as follows:

Shares
Unvested shares — January 1, 2011	2,996
Vesting of options exercised early	(855)
Options repurchased during the period	(241)

Unvested shares — March 31, 2011	1,900

Stock Option Activity for Nonemployee Consultants — During the three months ended March 31, 2011, the Company did not issue options to purchase common stock to nonemployees. The Company did not recognize stock-based compensation expenses related to nonemployees during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company issued options to nonemployees for the purchase of 28,653 shares of common stock in exchange for services. These options were issued with an exercise price of $9.10 per share. These options were scheduled to vest monthly over four years as long as consulting services were still being provided to the Company. The Company accounted for these options as variable awards. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term. Total stock-based compensation related to nonemployees was $8,000 for the three months ended March 31, 2010.

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

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model and recognized compensation expense related to the ESPP in the amount of $169,000 and $0 for the three months ended March 31, 2011 and 2010. The Company issued 93,307 shares of common stock for $1.1 million during the year ended 2010. During the three months ended March 31, 2011, shares equal to one percent of the outstanding shares of the Company on January 1, 2011, 163,378 shares, were registered and reserved for issuance under the ESPP. The Company had 800,841 shares of its common stock available for future issuance under the ESPP as of March 31, 2011.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Information about Geographic Areas

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a condensed consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure which is the development and marketing of wireless infrastructure solutions.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2011	2010
Americas	$12,938	$14,490
EMEA	5,389	4,224
Asia Pacific	1,824	905

Total	$20,151	$19,619

The Americas’ revenues in the table above include revenues from customers in the United States of $11.4 million and $13.3 million for the three months ended March 31, 2011 and 2010.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2011	2010
United States	$637	$649
India	129	114
Japan	19	—

Total	$785	$763

9. Income Taxes

The Company’s provision for income taxes was $77,000 and $50,000 for the three months ended March 31, 2011 and 2010, consisting primarily of provisions for foreign income taxes.

As of March 31, 2011 and December 31, 2010, the Company had $1.6 million of cumulative unrecognized tax benefits of which $98,000 has an effect on the Company’s effective tax rate.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

10. Related-Party Transactions

The Company has a reseller in Japan that is a related party. This reseller owned shares of the Company’s stock during the three months ended March 31, 2011 and 2010. The total revenue from this related party amounted to $386,000 and $432,000 for the three months ended March 31, 2011 and 2010. Accounts receivable from the reseller were $94,000 and $156,000 as of March 31, 2011 and December 31, 2010.

The Company has a distributor in Japan that is a related party. This distributor owned shares of the Company’s stock during the three months ended March 31, 2011 and 2010. The total revenue from this related party amounted to $380,000 and $144,000 for the three months ended March 31, 2011 and 2010. Accounts receivable from this distributor were $0 and $101,000 as of March 31, 2011 and December 31, 2010.

11. Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its short-term investments and gains and losses resulting from foreign exchange translations represent the only components of comprehensive loss excluded from the reported net loss and are displayed in the statements of stockholders’ equity.

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(3,375)	$(35,815)
Foreign currency translation adjustment	45	20
Change in net unrealized gain on available-for-sale securities	(1)	—

Comprehensive loss	$(3,331)	$(35,795)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by over 4,700 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities.

We outsource the manufacturing of our hardware products, including all of our access points and controllers, to original design manufacturers and contract manufacturers. We also outsource the warehousing and delivery of our products to a third-party logistics provider in the United States for worldwide fulfillment.

Our products and support services are sold worldwide, primarily through value added resellers, or VARs and distributors, which serve as our channel partners. We employ a sales force that is responsible for managing sales within each geographic territory in which we market and sell our products.

Since inception, we have expended significant resources on our research and development operations. Our research and development activities were primarily conducted at our headquarters in Sunnyvale, California until 2005, when we significantly expanded our research and development operations in Bangalore, India. In 2006, we began developing products specifically to leverage the capabilities of a new wireless communication standard promulgated by the Institute of Electrical and Electronics Engineers or IEEE, the 802.11n standard, and began commercial shipments of our 802.11n products in the second half of 2007.

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

Our revenues have grown from $1.1 million in 2005 to $85.0 million in 2010 and were $20.2 million in the three months ended March 31, 2011. It is very difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards of revenue recognition. These factors could impact our revenues significantly in any given quarter.

In addition, we believe that there can be significant seasonal factors that may cause the first and third quarters of our fiscal year to have relatively weaker products revenues than the second and fourth fiscal quarters. We believe that this seasonality results from a number of factors, including:

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

•

many of our education customers have procurement and deployment cycles that can result in stronger order flow in our second fiscal quarter than other quarters assuming the continued availability of traditional funding sources, such as the E-Rate program in the United States; and

•	seasonal reductions in business activity during the summer months in the United States, Europe and certain other regions may have a negative impact on our third quarter revenues.

We believe that our historical growth, variations in the amount of orders booked in a prior quarter but not shipped until a later quarter and other variations in the amount of deferred revenues may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. In addition, the timing of one or more large transactions may overshadow seasonal factors in any particular quarterly period. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.

We have incurred losses since inception as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of March 31, 2011, we had an accumulated deficit of $198.6 million.

Vendor Specific Objective Evidence

Our recognition of revenues in a particular period depends on the satisfaction of specific revenue recognition criteria, which we describe in more detail below. The Company adopted two new accounting standards for certain revenue arrangements and multiple deliverable revenue arrangements on January 1, 2011. The adoption of these two accounting standards resulted in $0.3 million of additional revenue recognized during the three months ended March 31, 2011 which would not have been recognized if the previous revenue recognition standards were in effect. The majority of this difference relates to revenue recognized on partial shipment transactions. The manner in which we recognize our revenues has changed significantly over time, in particular in 2008 and 2009, based on when we established VSOE for our support services. These changes have had a significant impact on the timing of when we recognize revenues from sales of our products and services. Generally, upon establishing VSOE for support services for a customer or class of customers, our total recognized revenues from sales to these customers increased in subsequent periods because we were able to recognize all of the products revenues from these sales in these periods once all revenue recognition criteria were satisfied, and we were no longer required to defer the recognition of products revenues over the support period. We also continued to recognize ratable products and services revenues from sales to customers made prior to establishing VSOE for support services. This impact will decrease over time as our deferred revenue balance declines from the time we established VSOE for support services. We recognize the costs of revenues in the same period in which we recognize the associated revenues. When reviewing our financial performance and making period-to-period comparisons, you should consider the impact that the timing of the adoption of the two new accounting standards and the establishment of VSOE had on our financial results, including the amount of our revenues and costs of revenues.

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

•

Support and Services Revenues – We generate support and services revenues primarily from service contracts for our Meru Assure customer support program, which includes software updates, maintenance releases and patches, telephone and internet access to our technical support personnel and hardware support. We also generate support and services revenues from the professional and training services that we provide to our VARs, distributors and customers.

•

Ratable Products and Services Revenues – Prior to January 1, 2009, we recognized ratable products and services revenues from sales of our products and services in circumstances where VSOE for support services being provided could not be segregated from the value of the entire sales arrangement, or where we provided technical support or unspecified software upgrades outside of contractual terms. In these cases, revenues were deferred and recognized ratably over either the economic life of the product or the contractual period. As of January 1, 2009, we established VSOE for support services for all our channel partners and customers, and we no longer offer support outside of contractual terms, and therefore, we are able to recognize products revenues and support and services revenues separately.

Deferred Revenue. Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. We established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times during 2007, 2008 and 2009. The decreases in deferred revenue due to the related recognition of ratable revenue are partially offset by the sale of support services that will be recognized over the term of the support agreements. The deferred revenue liabilities for the periods ended March 31, 2011 and December 31, 2010 were $14.7 million and $16.6 million, respectively.

Costs of Revenues. Our total costs of revenues is comprised of the following:

•

Costs of products revenues – A substantial majority of the costs of products revenues consists of third-party manufacturing costs and component costs. Our costs of products revenues also include shipping costs, third-party logistics costs, write-offs for excess and obsolete inventory and warranty costs.

•	Costs of services revenues – Costs of services revenues is primarily comprised of personnel costs associated with our technical support, professional services and training teams.

•

Costs of ratable products and services revenues – Costs of ratable products and services revenues is comprised primarily of deferred costs of products revenues and an allocation of costs of services revenues.

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, commissions, bonuses and benefits for our employees. Professional services consist of outside legal and accounting services and information technology and other consulting costs. We expect our operating expenses to continue to grow in absolute dollars in the near term, although they are likely to fluctuate as a percentage of revenues.

Research and Development Expenses. Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. We are devoting substantial resources to the continued development of additional functionality for our existing products and the development of new products.

Sales and Marketing Expenses. Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, travel costs, cost for marketing programs and facilities costs. We plan to continue to invest in sales and marketing, including our VARs and distributors, and increase the number of our sales personnel worldwide.

General and Administrative Expenses. General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology functions. Professional services consist of outside legal and accounting services and information technology consulting costs. We have incurred additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the additional costs of beginning work toward compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Expense, net. Interest expense, net consists primarily of interest expense on our outstanding debt and interest income on cash and cash equivalents and short-term investments balances.

Other Income (Expense), net. During the three months ended March 31, 2011, other income (expense), net consists primarily of gains and losses on foreign currency transactions. During the three months ended March 31, 2010, other income (expense), net consists primarily of charges to record fair value adjustments for our warrants to purchase convertible preferred stock and warrants to purchase common stock. Until the closing of our initial public offering on April 6, 2010, our outstanding warrants were classified as a liability on our condensed consolidated balance sheets and any changes in fair value were recognized as a component of other income (expense), net.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could potentially have a significant impact on our condensed consolidated financial statements: Revenue recognition; Stock-based compensation; Fair value of financial instruments; Inventory; and Income taxes.

Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, there have been no significant changes in the Company’s accounting policies during the three ended March 31, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See Note 1 of the Notes to the Company’s Condensed Consolidated Financial Statements included in Item 1 “Condensed Consolidated Financial Statements” for information about revenue recognition.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2011		2010
REVENUES:
Products	$15,440	76.6%	$13,738	70.0%
Support and services	3,140	15.6	2,152	11.0
Ratable products and services	1,571	7.8	3,729	19.0

Total revenues	20,151	100.0	19,619	100.0

COSTS OF REVENUES:
Products	5,711	28.3	4,781	24.4
Support and services	897	4.5	353	1.8
Ratable products and services	852	4.2	2,100	10.7

Total costs of revenues	7,460	37.0	7,234	36.9

Gross margin	12,691	63.0	12,385	63.1

OPERATING EXPENSES:
Research and development	3,422	17.0	2,777	14.2
Sales and marketing	9,612	47.7	7,391	37.7
General and administrative	2,918	14.5	2,345	12.0

Total operating expenses	15,952	79.2	12,513	63.8

Loss from operations	(3,261)	(16.2)	(128)	(0.7)
Interest expense, net	(92)	(0.5)	(254)	(1.3)
Other income (expense), net	55	0.3	(35,383)	(180.4)

Loss before provision for income taxes	(3,298)	(16.4)	(35,765)	(182.3)
Provision for income taxes	77	0.3	50	0.3

Net loss	$(3,375)	(16.7)%	$(35,815)	(182.6)%

Revenues

Our total revenues increased by $0.5 million, or 2.7%, to $20.2 million during the three months ended March 31, 2011 from $19.6 million during the three months ended March 31, 2010. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $2.7 million, or 16.9%, to $18.6 million during the three months ended March 31, 2011 from $15.9 million during the three months ended March 31, 2010. This increase was primarily the result of increased demand for our products, driven in part by improved economic conditions, particularly in the EMEA and Asia Pacific regions during the three months ended March 31, 2011.

Products revenues increased by $1.7 million, or 12.4%, to $15.4 million during the three months ended March 31, 2011 from $13.7 million during the three months ended March 31, 2010. The increase was primarily a result of an increase in unit shipments particularly in the EMEA and Asia Pacific regions during the three months ended March 31, 2011.

Support and services revenues increased by $1.0 million, or 45.9%, to $3.1 million during the three months ended March 31, 2011 from $2.2 million during the three months ended March 31, 2010. The increase in support and services revenues is a result of increased product sales resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $2.2 million, or 57.9%, to $1.6 million during the three months ended March 31, 2011 from $3.7 million during the three months ended March 31, 2010. This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $0.2 million, or 3.1%, to $7.5 million during the three months ended March 31, 2011 from $7.2 million during the three months ended March 31, 2010. Overall gross margins remained consistent at 63% during the three months ended March 31, 2011 as compared to the same period of the prior year. Our support and services gross margins decreased to 71.4% during the three months ended March 31, 2011 from 83.6% during the three months ended March 31, 2010. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable gross margins increased to 45.8% during the three months ended March 31, 2011 from 43.7% during the three months ended March 31, 2010. Our product gross margins decreased to 63.0% during the three months ended March 31, 2011 from 65.2% during the three months ended March 31, 2010. This decrease in the product gross margin was primarily the result of a product mix and pricing variance on some large sales to existing customers.

Operating Expenses

Our operating expenses increased by $3.4 million, or 27.5%, to $16.0 million during the three months ended March 31, 2011 from $12.5 million during the three months ended March 31, 2010, and increased as a percentage of revenue from 63.8% during the three months ended March 31, 2010 to 79.2 % during the three months ended March 31, 2011. This increase was primarily due to an increase of $2.0 million in personnel costs related to the increased headcount and an increase of $0.8 million in stock-based compensation expense during the three months ended March 31, 2011 as compared to the same period of last year.

Research and Development Expenses

Research and development expenses increased by $0.6 million, or 23.2%, to $3.4 million during the three months ended March 31, 2011 from $2.8 million during the three months ended March 31, 2010. This increase is primarily the result of an increase of $0.3 million in research and development personnel costs and $0.2 million in stock-based compensation expense during the three months ended March 31, 2011 as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.2 million, or 30.1%, to $9.6 million during the three months ended March 31, 2011 from $7.4 million during the three months ended March 31, 2010. This increase is primarily the result of an increase of $1.5 million in sales and marketing personnel costs, $0.3 million in stock-based compensation expense, $0.1 million in sales and marketing program expenses and $0.1 million in travel expenses during the three months ended March 31, 2011.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 24.4%, to $2.9 million during the three months ended March 31, 2011 from $2.3 million during the three months ended March 31, 2010. This increase is primarily the result of an increase of $0.3 million in general and administrative personnel costs associated with operating as a publicly traded company and $0.2 million in stock-based compensation expense. We have incurred additional accounting and legal costs related to compliance with the rules and regulations that govern us as a public company, including the additional costs of beginning work toward compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Expense, net

Interest expense, net decreased by $0.2 million, or 63.8%, to $92,000 during the three months ended March 31, 2011, from $0.3 million during the three months ended March 31, 2010. This decrease is primarily due to the decrease in the principal balances on our outstanding long-term debt.

Other Income (Expense), net

Other income (expense), net changed from a net expense of $35.4 million during the three months ended March 31, 2010 to a net income of $55,000 during the three months ended March 31, 2011. This change is primarily due to the increase in the fair value of our warrants to purchase convertible preferred stock and common stock and the related adjustment to the warrant liability in the amount of $35.2 million during the three months ended March 31, 2010. Upon the closing of our initial public offering on April 6, 2010, we remeasured the warrants and reclassified the related fair value to additional paid-in capital. Accordingly, we no longer recognize gains and losses as a result of changes in the fair value of these warrants and incurred no such expense during the quarter ended March 31, 2011.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and our credit facility. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We have also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million. In 2010, we received $57.1 million from our initial public offering, representing the net proceeds of the offering after deducting underwriters’ commissions and discounts and other issuance costs.

As of March 31, 2011, we had debt outstanding in the amount of $1.4 million. Our debt agreements contain certain affirmative and negative covenants, including restrictions with respect to payment of cash dividends, merger or consolidation, changes in the nature of our business, disposal of assets and obtaining additional loans. Our debt agreements also contain certain financial covenants and cross default provisions whereby a default, including a violation of covenants, under the terms of one agreement would result in a default under the other agreement. As of March 31, 2011, we were in compliance with our debt covenants. Our debt agreements are collateralized by all of our assets. In the event we fail to comply with our debt covenants, the amounts outstanding under our debt agreements would become due and payable absent a waiver by our lender.

As of March 31, 2011, we had cash and cash equivalents of $54.8 million and short-term investments of $5.0 million, resulting in a combined balance of $59.8 million as compared to a combined cash and cash-equivalents and short-term investments balance of $67.3 million as of December 31, 2010.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operations as we expanded our business. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. Our largest source of operating cash flows is cash collections from our customers. Cash used in operating activities was $7.5 million and $1.7 million during the three months ended March 31, 2011 and 2010, respectively.

Cash used by operating activities of $7.5 million during the three months ended March 31, 2011 reflected a net loss of $3.4 million, offset by non-cash charges of $1.5 million, $1.4 million of which relates to stock-based compensation. Cash used as a result of changes in our net operating assets and liabilities was $5.7 million during the three months ended March 31, 2011. A decrease of $1.9 million in deferred revenue, an increase of $1.9 million in accounts receivable and a decrease of $2.2 million in accounts payable and accrued liabilities was partially offset by a decrease of $0.5 million in deferred inventory costs.

Cash used in operating activities of $1.7 million during the three months ended March 31, 2010 reflected a net loss of $35.8 million, offset by non-cash charges of $35.8 million, $35.2 million of which related to the increase in the fair value of the common stock underlying our warrants. The decrease in cash due to the change in our net operating assets and liabilities was primarily a result of a decrease of $3.7 million in deferred revenue partially offset by a decrease of $1.6 million in deferred inventory costs.

Cash Flows from Investing Activities

Our investing activities have consisted of our short-term investments and capital expenditures during the three months ended March 31, 2011. The purchase of $5.0 million of short-term investments was offset by the maturity of $5.0 million of short-term investments. Cash used in investing activities during the three months ended March 31, 2011 was $0.2 million as a result of our capital expenditures.

Our investing activities during the three months ended March 31, 2010 consisted of our capital expenditures. Cash used in investing activities during the three months ended March 31, 2010 was $0.1 million as a result of our capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering, issuance of common stock in conjunction with the exercises of the Company’s stock options, the sale of convertible preferred stock, the incurrence of long-term debt and the use of a line of credit facility. As of March 31, 2011, we had outstanding debt of $1.4 million. We currently pay approximately $0.5 million per month in principal and interest payments on our long-term debt.

During the three months ended March 31, 2011, cash provided by financing activities was $0.1 million primarily as a result of the net proceeds from the exercise of stock options in the amount of $1.5 million offset by principal payments on our long-term debt of $1.4 million.

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

Contractual Obligations

We are obligated to make principal and interest payments on our long-term debt including our line of credit facility. The interest rates on our line of credit are variable and may adjust periodically based on changes in the prime rate. As of March 31, 2011, our obligation to make principal, interest, and other payments on debt totaled $1.5 million.

As of March 31, 2011, we had operating lease obligations of $2.7 million, of which the longest remaining lease expires in 2015, and outstanding purchase commitments of $9.5 million due within the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended March 31, 2011, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $59.8 million and $67.3 million as of March 31, 2011 and December 31, 2010. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three month ended March 31, 2011, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. As of the date of the filing of this report, the Court has not yet ruled on this motion. Fact discovery was opened on March 2, 2011, and trial is scheduled to commence on November 12, 2012. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

Additionally, we have received letters from, and have had ongoing discussions with, one of our competitors that has a large patent portfolio and substantial resources alleging that our products infringe upon certain of their patents. In February 2010, we also received a letter from another competitor inviting us to license certain of its patents. In March 2010, we received a letter alleging that our products infringe upon a patent of another one of our competitors and an invitation to license the patent. We may enter into protracted and expensive litigation as a result of these letters and other claims made against us in the future.

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

We have incurred significant losses since our inception, including net losses of $3.4 million and $35.8 million during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, we had an accumulated deficit of $198.6 million and $195.2 million, respectively. These losses have resulted principally from costs incurred in our research and development programs, sales and marketing programs, and non-cash adjustments to the fair value of our warrant liability. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company and we expect these costs to continue to increase. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

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

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results are affected by a number of factors, including:

•	our sales volume;

•	fluctuations in demand for our products and services, including seasonal variations;

•	average selling prices and the potential for increased discounting of products by us or our competitors;

•	the timing of revenue recognition in any given period as a result of revenue recognition guidance under accounting principles generally accepted in the U.S.;

•	our ability to forecast demand and manage lead times for the manufacturing of our products;

•	shortages in the availability of components used in our products, including components whose manufacturing lead times have increased significantly or may increase in the future;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to develop and maintain relationships with our channel partners;

•	our ability to develop and introduce new products and product enhancements that achieve market acceptance;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	changes in the regulatory environment for the certification and sale of our products;

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

We expect increased competition if our market continues to expand. Conditions in our markets could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Motorola’s acquisition of Symbol Technologies, Hewlett-Packard’s acquisition of Colubris Networks and Juniper Networks’s acquisition of Trapeze Networks. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers’ willingness to purchase from such companies.

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

Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. For example, On May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. As of the date of the filing of this report, the Court has not yet ruled on this motion. Fact discovery was opened on March 2, 2011, and trial is scheduled to commence on November 12, 2012. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

On October 22, 2010, EON Corp. IP Holdings, LLC, filed suit against the Company and several other defendants in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491. EON Corp. IP Holdings, LLC has amended its Complaint to add additional defendants and to add specificity to certain of its claims. The Company’s response to the Amended Complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and the Company has joined in the motion to transfer. The EON Corp. IP Holdings, LLC Amended Complaint seeks unspecified monetary damages and injunctive relief. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

Additionally, we have received letters from, and have had ongoing discussions with, one of our competitors that has a large patent portfolio and substantial resources alleging that our products infringe upon certain of their patents. In February 2010, we also received a letter from another competitor inviting us to license certain of its patents. In March 2010, we received a letter alleging that our products infringe upon a patent of another one of our competitors and an invitation to license the patent. We may enter into protracted and expensive litigation as a result of these letters and other claims made against us in the future.

As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our major competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products revenues and against whom our potential patents may provide little or no deterrence, and many of potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.

In addition, much of our business relies on, and many of our products incorporate, proprietary technologies of third parties. We may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms, and such licensing may increase our exposure to claims of infringement by other third parties.

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

•

many of our education customers have procurement and deployment cycles that can result in stronger order flow in our second fiscal quarter than other quarters assuming the continued availability of traditional funding sources, such as the E-Rate program in the United States; and

•	seasonal reductions in business activity during the summer months in the United States, Europe and certain other regions may have a negative impact on our third quarter revenues.

We believe that our historical growth, variations in the amount of orders booked in a prior quarter but not shipped until a later quarter and other variations in the amount of deferred revenues may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. In addition, the timing of one or more large transactions may overshadow seasonal factors in any particular quarterly period. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.

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

We expect our gross margin to vary over time, and our level of gross margin may not be sustainable.

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

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 87% of our total revenues during the three month ended March 31, 2011. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

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

If we cannot effectively integrate and retain key employees, the execution of our business strategy may be significantly delayed or adversely impacted. For example, we recently hired a new senior vice president to run our worldwide sales, service and support organization in addition to hiring a new senior vice president of engineering. Our success in 2011 and subsequent periods will depend a significant part on our ability to integrate them into our operations and their ability to enhance and implement our operations and strategy.

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

We derive a significant portion of our revenues from customers outside the U.S. During the three months ended March 31, 2011 and 2010, 44% and 32% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory, fair value of financial instruments, allowance for doubtful accounts, and accounting for income taxes.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. We also have significant research and development activities in India and facilities in Japan, regions known for typhoons, floods and other natural disasters. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, our other facilities or where our original design manufactures, or ODMs and channel partners are located, could have a material adverse impact on our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our or our customers’ businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our research and development activities that are coordinated between our corporate headquarters in the San Francisco Bay Area and our facility in India. Any disruption to our internal communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could delay our research and development efforts. To the extent that such disruptions result in delays or cancellations of customer orders, our research and development efforts or the deployment of our products, our business and operating results would be materially and adversely affected.

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

As of March 31, 2011, our directors and executive officers and their affiliates beneficially owned approximately 38% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The lock-up agreements with directors and officers, and holders of substantially all of our outstanding equity securities expired in September of 2010. As of March 31, 2011, approximately 17.3 million shares of common stock were issued and outstanding. At that date, we have stock awards and stock options to purchase an aggregate of 2.5 million shares of our common stock that will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various vesting agreements outstanding as of March 31, 2011. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Initial Public Offering

On March 30, 2010, the registration statement (No. 333-163859) on Form S-1 for the IPO of our common stock was declared effective by the SEC, and the offering commenced. The managing underwriters were Bank of America Merrill Lynch, Baird, Cowen and Company, JMP Securities and ThinkEquity LLC.

As the result of the IPO, we sold 4,233,017 shares of our common stock and received $57.1 million in proceeds, net of underwriting discount and commission of $4.4 million and offering related expenses of $2.0 million, on April 6, 2010, which was the closing date of the offering. Through March 31, 2011, we did not use any of the net proceeds. We expect to use the net proceeds from the IPO for general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material changes in the planned use of proceeds from our IPO as described in the final prospectus filed with SEC pursuant to Rule 424(b).

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto.	S-1/A	333-163859	3.1 (b)	March 12, 2010

3.2	Form of Amended and Restated Bylaws of Registrant.	S-1/A	333-163859	3.2 (b)	March 12, 2010

4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010

4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010

4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010

4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC. (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010

4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010

4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010

4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010

4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010

10.2	Sublease Agreement, dated April 20, 2007 for 894 Ross Drive, Sunnyvale, California	S-1	333-163859	10.7	December 18, 2009

10.3	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010

10.4	2010 Stock Incentive Plan and forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement	S-8	333-168631	99.1	August 6, 2010

10.5	Form of Change of Control Agreement	S-1/A	333-163859	10.9	January 25, 2010

10.6	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010

10.7	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010

10.8	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto	S-1/A	333-163859	10.5	March 26, 2010

10.9	Tenth Loan Modification Agreement dated March 9, 2011 by and among Silicon Valley Bank and Meru Networks, Inc.	10-K	001-34659	10.9	March 11, 2011

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2011

MERU NETWORKS, INC.

By:	/s/ Ihab Abu-Hakima
Ihab Abu-Hakima President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brett T. White
Brett T. White Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto.	S-1/A	333-163859	3.1 (b)	March 12, 2010

3.2	Form of Amended and Restated Bylaws of Registrant.	S-1/A	333-163859	3.2 (b)	March 12, 2010

4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010

4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010

4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010

4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC. (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010

4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010

4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010

4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010

4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010

10.2	Sublease Agreement, dated April 20, 2007 for 894 Ross Drive, Sunnyvale, California	S-1	333-163859	10.7	December 18, 2009

10.3	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010

10.4	2010 Stock Incentive Plan and forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement	S-8	333-168631	99.1	August 6, 2010

10.5	Form of Change of Control Agreement	S-1/A	333-163859	10.9	January 25, 2010

10.6	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010

10.7	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010

10.8	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto	S-1/A	333-163859	10.5	March 26, 2010

10.9	Tenth Loan Modification Agreement dated March 9, 2011 by and among Silicon Valley Bank and Meru Networks, Inc.	10-K	001-34659	10.9	March 11, 2011

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x