Form 10-Q
period 2011-06-30
MERU NETWORKS INC
filed 2011-08-09
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34659

Meru Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0049840
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

894 Ross Drive

Sunnyvale, California 94089
(408) 215-5300
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, par value $0.0005, outstanding as of July 29, 2011 was 17,498,908.

Meru Networks, the Meru Networks logo, patented System Director, Virtual Cell, Virtual Port and E(z)RF are trademarks of Meru Networks, Inc.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,552	$62,270
Short-term investments	4,999	4,999
Accounts receivable, net	9,693	8,796
Inventory	5,213	4,636
Deferred inventory costs, current portion	339	1,273
Prepaid expenses and other current assets	1,113	1,195
Total current assets	74,909	83,169
Property and equipment, net	978	763
Deferred inventory costs, net of current portion	50	77
Other assets	363	359
TOTAL ASSETS	$76,300	$84,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,153	$4,302
Accrued liabilities	8,999	10,694
Litigation reserve	7,250	—
Long-term debt, current portion	—	2,808
Deferred revenue, current portion	9,015	12,723
Total current liabilities	29,417	30,527
Deferred revenue, net of current portion	4,262	3,923
Total liabilities	33,679	34,450

Commitments and contingencies (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 17,492,440 and 16,337,804 shares issued and outstanding as of June 30, 2011 and December 31, 2010	9	8
Additional paid-in capital	250,939	245,160
Accumulated other comprehensive income (loss)	37	(27)
Accumulated deficit	(208,364)	(195,223)
Total stockholders’ equity	42,621	49,918
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,300	$84,368

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Products	$19,015	$15,279	$34,455	$29,017
Support and services	3,120	2,708	6,260	4,860
Ratable products and services	1,094	2,915	2,665	6,644
Total revenues	23,229	20,902	43,380	40,521
COSTS OF REVENUES:
Products	6,664	5,255	12,375	10,036
Support and services	1,043	618	1,940	971
Ratable products and services	639	1,517	1,491	3,617
Total costs of revenues*	8,346	7,390	15,806	14,624
Gross margin	14,883	13,512	27,574	25,897
OPERATING EXPENSES:
Research and development*	3,393	3,059	6,815	5,836
Sales and marketing*	10,445	8,124	20,057	15,515
General and administrative*	3,426	2,670	6,344	5,015
Litigation reserve	7,250	—	7,250	—
Total operating expenses	24,514	13,853	40,466	26,366
Loss from operations	(9,631)	(341)	(12,892)	(469)
Interest expense, net	(62)	(224)	(154)	(478)
Other income (expense), net	13	1,523	68	(33,860)
(Loss) income before provision for income taxes	(9,680)	958	(12,978)	(34,807)
Provision for income taxes	86	57	163	107
Net (loss) income	$(9,766)	$901	$(13,141)	$(34,914)

Net (loss) income per share of common stock:
Basic	$(0.56)	$0.06	$(0.76)	$(4.43)
Diluted	$(0.56)	$0.05	$(0.76)	$(4.43)

Shares used in computing net (loss) income per share of common stock:
Basic	17,393,322	15,219,636	17,183,907	7,890,099
Diluted	17,393,322	18,196,368	17,183,907	7,890,099

* Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Costs of revenues	$97	$62	$163	$74
Research and development	264	247	542	301
Sales and marketing	532	296	951	379
General and administrative	678	369	1,279	752

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(13,141)	$(34,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291	283
Stock-based compensation	2,935	1,506
Adjustment of fair value of warrant liability	—	33,620
Amortization of debt issuance costs	44	58
Provision for (recovery of) bad debt	9	(46)
Changes in operating assets and liabilities:
Accounts receivable, net	(906)	99
Inventory	(577)	(301)
Deferred inventory costs	961	2,815
Prepaid expenses and other assets	78	(354)
Accounts payable	(149)	(202)
Accrued liabilities	(1,648)	1,641
Litigation reserve	7,250	—
Deferred revenue	(3,369)	(6,698)
Net cash used in operating activities	(8,222)	(2,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(506)	(259)
Purchase of short-term investments	(4,997)	—
Proceeds from maturities of short-term investments	5,000	—
Net cash used in investing activities	(503)	(259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net	—	57,234
Proceeds from issuance of common stock	2,835	170
Proceeds from exercise of convertible preferred stock warrants	—	716
Proceeds from long-term debt	—	4,986
Repayment of long-term debt	(2,852)	(11,344)
Net cash (used in) provided by financing activities	(17)	51,762
Effect of exchange rate changes on cash and cash equivalents	24	(13)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,718)	48,997
CASH AND CASH EQUIVALENTS - Beginning of period	62,270	21,283
CASH AND CASH EQUIVALENTS - End of period	$53,552	$70,280
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$65	$420
Cash paid for income taxes	$86	$66
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock to common stock	$—	$130,257
Reclassification of warrant liability to convertible preferred stock upon exercise of warrants	$—	$4,285
Reclassification of warrant liability to additional paid-in capital upon closing of initial public offering	$—	$48,274

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru”) was incorporated in Delaware in January 2002. Meru and its wholly owned subsidiaries (collectively, the “Company”) develop and market a virtualized wireless Local Area Network (“LAN”) solution. The Company’s solution is built around its patented System Director ™ Operating System which runs on its controllers and access points. The Company offers additional products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are sold through value added resellers and distributors, as well as the Company’s sales force.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2011 and December 31, 2010, the Company’s results of operations for the three months and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. The results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to June 30, 2011, or to the three months and six months ended June 30, 2011 and 2010, in the notes to the condensed consolidated financial statements are unaudited.

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

The Company adopted this accounting guidance at the beginning of its first quarter of the year ending December 31, 2011 on a prospective basis for applicable arrangements originating or materially modified after December 31, 2010. The adoption of these two accounting standards resulted in $0.3 million and $0.6 million of additional revenue recognized during the three and six months ended June 30, 2011, respectively, which would not have been recognized if the previous revenue recognition standards were in effect. This difference mainly relates to revenue recognized on partial shipment transactions. As of June 30, 2011, the majority of partial shipment orders were shipped and recognized as revenues, while an immaterial amount of professional services were not performed, for which revenue recognition was therefore deferred. Under previous accounting guidance, revenue from these orders was deferred in its entirety until the related professional services were performed. The Company cannot reasonably estimate the effect of the adoption on future financial periods as the impact may vary depending on the nature and volume of future sale contracts.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For sales of stand-alone software after December 31, 2010 and for all transactions entered into prior to the year ending December 31, 2011, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as products revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for its products or services. Generally, the Company’s go-to-market strategy differs from that of its peers and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Initial Public Offering — On March 30, 2010, the Company sold 3,575,000 shares of common stock at a price of $15.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on March 31, 2010. Also on March 31, 2010, the Company’s underwriters exercised their overallotment option to purchase 658,017 shares of common stock.  As part of the offering, 811,784 shares of common stock, as converted, were also sold by existing shareholders at $15.00 per share.  Included in the amounts sold by the existing shareholders were 795,836 shares of common stock which were converted from 8,770,054 shares of convertible preferred stock immediately prior to the IPO. The $59.1 million in proceeds, net of underwriting discount and commission, from the IPO were received on April 6, 2010, which was the closing date of the offering. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock at each series of convertible preferred stock’s respective conversion rate as adjusted for a 13-for-1 reverse stock split and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 10,390,055 shares of common stock. Concurrently, the Company increased the number of authorized common stock to 150,000,000 shares and authorized 5,000,000 shares of preferred stock, both with a par value of $0.0005 per share.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally works with both large and small channel partners. While balances outstanding with smaller partners have historically not been significant, two such parties represent 23% of accounts receivable as of June 30, 2011. The Company does not require collateral on accounts receivable and maintains reserves for estimated potential credit losses.

2. Inventory

Inventory as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010
Finished goods	$4,874	$3,951
Channel inventory	339	685
Inventory	$5,213	$4,636

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3. Net (Loss) Income Per Share of Common Stock

The Company’s basic net (loss) income per share of common stock is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net (loss) income per share of common stock excludes stock awards prior to vesting and also those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net (loss) income per share of common stock is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted shares outstanding calculation, convertible preferred stock, stock options to purchase common stock, common stock subject to repurchase, warrants to purchase convertible preferred stock and warrants to purchase common stock are considered to be common stock equivalents. In periods in which the Company has reported a net loss, the common stock equivalents have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive.

The following table sets forth the calculation of the Company’s basic and diluted net (loss) income per share of common stock for the three months and six months ended June 30, 2011 and 2010 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income attributable to common stockholders- basic and diluted	$(9,766)	$901	$(13,141)	$(34,914)
Denominator:
Basic shares:
Weighted-average common shares outstanding-basic	17,393,322	15,219,636	17,183,907	7,890,099
Diluted shares:
Weighted-average common shares outstanding-basic	17,393,322	15,219,636	17,183,907	7,890,099
Effect of potentially dilutive securities:
Stock awards and stock options to purchase common stock	—	1,028,819	—	—
Convertible Preferred Stock	—	690,931	—	—
Warrants to purchase common stock	—	1,256,982	—	—
Weighted-average shares used to compute diluted net (loss) income per share	17,393,322	18,196,368	17,183,907	7,890,099
Net (loss) income attributable to common stockholders:
Basic	$(0.56)	$0.06	$(0.76)	$(4.43)
Diluted	$(0.56)	$0.05	$(0.76)	$(4.43)

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net (loss) income per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock awards and stock options to purchase common stock	2,825,152	125,950	2,825,152	2,829,673
Common stock subject to repurchase	371	—	371	6,048
Common stock warrants	2,723,957	—	2,723,957	4,103,600

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data that requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents and short-term investments. The Company’s liabilities that were measured at fair value on a recurring basis through April 6, 2010 consisted of the warrant liability and a penalty provision.

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

As of June 30, 2011, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	June 30, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$39,026	$—	$—	$39,026
U.S. government securities	—	4,999	—	4,999

As of December 31, 2010, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	December 31, 2010
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$31,092	$—	$—	$31,092
U.S. government securities	—	29,998	—	29,998

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. Commitments and Contingencies

Legal Matters

On June 13, 2011, the Company entered into a Patent Cross License Agreement (the “License Agreement”) with Motorola Solutions, Inc., a Delaware corporation, and its affiliates, including Symbol Technologies, Inc., Wireless Valley Communications, Inc., and AirDefense, Inc. (collectively “Motorola”). Pursuant to the License Agreement, the Company and Motorola each agreed to:

•                  provide one another with limited licenses through November 3, 2016 to certain of each of their respective 802.11 Wireless LAN patent portfolios;

•                  release one another of certain claims based on infringement or alleged infringement of certain patent rights; and

•                  covenant not to assert patent claims against one another’s current products and certain commercially reasonable extensions thereof for three years.

As part of the License Agreement, the Company agreed to pay Motorola $7,250,000 on or before July 1, 2011.

In evaluating the accounting treatment for this transaction, the Company identified the following specific items the Company received from the License Agreement: 1) release of past infringement claims, 2) covenant by Motorola not to sue, and 3) limited license to certain Motorola technology. The Company does not believe this License Agreement will provide future value as the Company does not plan to utilize the underlying technology in any future product development or sales. The License Agreement released and avoided certain potential litigation for the Company, but provided no future benefits to the Company. Therefore, the Company concluded that the full amount of $7.3 million should be expensed in the three months ended June 30, 2011.

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

Operating Leases
Fiscal Years:
2011(remainder)	$493
2012	867
2013	499
2014	521
2015	132
Total	$2,512

Other commitments as of June 30, 2011 totaled approximately $9.2 million and consisted of inventory and other non-cancelable purchase obligations.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheet, as of June 30, 2011 is as follows (in thousands):

June 30,
2011
Accrued warranty balance — beginning of period	$417
Warranty costs incurred	(24)
Provision for warranty	190
Accrued warranty balance — year-to-date	$583

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

On October 22, 2010, EON Corp. IP Holdings, LLC. (“EON”), filed suit against the Company and many other defendants, including Aruba Networks, Inc., Cisco Systems, Inc., Sonus Networks, Inc., and Sprint Nextel Corporation, in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491.  EON has amended its complaint to add additional defendants and to add specificity to certain of its claims.  The Company’s response to the amended complaint was filed on March 7, 2011, denying the allegations of the amended complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and the Company has joined in the motion to transfer.  The EON amended complaint seeks unspecified monetary damages and injunctive relief.  At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On June 2, 2011, the U.S. International Trade Commission (“ITC”) instituted a Section 337 investigation regarding certain 802.11n products imported by the Company, as well as 802.11n products imported by Apple Inc., Aruba Networks, Inc., Hewlett-Packard Company and Ruckus Wireless, Inc. The complainant, Linex Technologies, Inc. (“Linex”), alleges that the respondents infringe certain U.S. patents owned by Linex.  The Company has denied that its products infringe the patents and has alleged that the patents are invalid.  Linex also filed a parallel action in the United States District Court for the District of Delaware. The Company has moved for the statutory automatic stay of the Delaware action.  Discovery has just begun in the ITC action. A settlement conference is scheduled for August 19, 2011.  Trial is scheduled for April 12, 2012. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

The relative fair value of the Series E warrants in the amount of $1.2 million was recorded in the consolidated balance sheets as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability from the Series E warrants was remeasured at each period end.  The change in fair value of the warrants resulted in a gain to other income (expense), net in the amount of $18,000 during the three months ended June 30, 2010. The change in fair value of the warrants resulted in a charge to other income (expense), net in the amount of $2.7 million during the six months ended June 30, 2010.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company determined the fair value of the Series E warrants as of their respective exercise dates in April 2010 using the Black-Scholes option-pricing model with the following assumptions:

April
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

The relative fair value of the Series B warrant of $503,000 was recorded in the consolidated balance sheets as a warrant liability and debt discount. The fair value of the warrant liability for the Series B warrant was remeasured at each period end. As of April 6, 2010, all of the Company’s convertible preferred stock converted into shares of common stock upon the closing of the Company’s IPO. Following the conversion of the convertible preferred stock, the Series B warrant became a warrant to purchase 44,202 shares of common stock. Prior to the conversion of the convertible preferred stock, the change in fair value of the warrant resulted in a gain through other income (expense), net in the amount of $17,000 during the three months ended June 30, 2010. The change in fair value of the warrant resulted in a charge through other income (expense), net in the amount of $344,000 during the six months ended June 30, 2010.

The Company determined the fair value of the Series B warrant as of April 6, 2010 using the Black-Scholes option-pricing model with the following assumptions:

April 6,
2010
Dividend rate	0%
Risk-free interest rate	1.3%
Expected life (in years)	2.5
Expected volatility	67.1%

Upon the closing of the IPO, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital. During the six months ended June 30, 2011, this Series B warrant to purchase 44,202 shares of common stock was exercised, in full, utilizing a cashless exercise provision.  As a result, the Company issued 26,520 shares of common stock.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Common Stock

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock.  During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant.  These common stock warrants are exercisable immediately, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the year ended 2010, warrants to purchase 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 19,072 shares of common stock. During the six months ended June 30, 2011, warrants to purchase 1,265,293 shares were exercised utilizing a cashless exercise provision.  As a result, the Company issued 548,125 shares of common stock. The remaining warrants to purchase 2,723,957 shares of common stock have not been exercised and were still outstanding as of June 30, 2011.

Because these common stock warrants were potentially redeemable for cash under certain change in control provisions and included certain variable terms outside of the control of the Company prior to the Company’s IPO, these common stock warrants were recorded as a warrant liability at fair value and were subject to remeasurement at each period end with any changes in fair value being recognized in other income (expense), net on the consolidated statements of operations. The Company determined the fair value of these common stock warrants as of April 6, 2010 using the Black-Scholes option-pricing model, with the following assumptions:

April 6,
2010
Dividend rate	0%
Risk-free interest rate	2.1%
Expected life (in years)	3.9
Expected volatility	62.6%

These common stock warrants were amended to remove the cash redemption feature and the other variable terms outside of the Company’s control effective upon the closing of the Company’s IPO which occurred on April 6, 2010. The change in fair value of the warrants resulted in a gain through other income (expense), net in the amount of approximately $1.5 million during the three months ended June 30, 2010. The change in fair value of the warrants resulted in a charge through other income (expense), net in the amount of approximately $30.6 million during the six months ended June 30, 2010. Upon the closing of the Company’s IPO, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital.

7. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, board of directors and non-employee consultants. In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s IPO on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units and stock appreciation rights. The number of shares reserved for issuance under the 2010 Plan will be increased on the first day of each of our fiscal years by the lesser of 4% of our outstanding common stock on the last day of the immediately preceding fiscal year or the number of shares determined by the board of directors. During the six months ended June 30, 2011, shares equal to four percent of the outstanding shares of the Company on January 1, 2011, 653,512 shares, were registered and reserved for issuance under the 2010 Plan. In addition, an amendment to our 2010 Stock Incentive Plan to add an additional 700,000 shares to the number of shares of common stock authorized for issuance under our 2010 Stock Incentive Plan was approved at the Company’s 2011 shareholder meeting.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s stock-based compensation expense was $1.6 million and $1.0 million during the three months ended June 30, 2011 and 2010 and was $2.9 million and $1.5 million during the six months ended June 30, 2011 and 2010, respectively. The total stock-based compensation expense consisted of stock-based compensation expense for stock options and awards granted to employees of $1.6 million and $1.0 million and nonemployees of $0 and $23,000 for the three months ended June 30, 2011 and 2010, respectively. The total stock-based compensation expense consisted of stock-based compensation expense for stock options and awards granted to employees of $2.9 million and $1.5 million and nonemployees of $0 and $31,000 for the six months ended June 30, 2011 and 2010, respectively.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and six months ended June 30, 2011 and 2010 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Fair Value of Common Stock — Prior to the Company’s IPO, the fair value of the shares of common stock underlying the stock options was determined by the board of directors because there was no public market for the Company’s common stock. The board of directors therefore determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Following the IPO, the fair value of the underlying common stock is based on the listing price for the Company’s common stock as noted on the NASDAQ on the grant date.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	2.0%	2.6%	2.1%	2.9%
Expected life (in years)	5.0	5.6	5.0	5.6
Expected volatility	56.9%	59.4%	57.3%	60.7%

A summary of the Company’s stock option activity during the six months ended June 30, 2011 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2011	1,638,332	2,460,544	$7.58	8.2	$19,603
Additional options authorized	1,353,512	—	—
Options granted	(466,050)	466,050	16.98
Restricted stock granted	(281,968)	—	—
Repurchased	1,010	—	—
Forfeited options	151,582	(151,582)	8.68
Forfeited restricted stock	26,900	—	—
Exercised options	—	(484,130)	4.11
Outstanding — June 30, 2011	2,423,318	2,290,882	$10.15	8.4	$7,419
Vested and expected to vest — June 30, 2011		1,289,732	$9.66	8.1	$4,699
Vested — June 30, 2011		755,866	$7.97	7.6	$3,579

The aggregate intrinsic value of options exercised was $1.5 million and $0.2 million for the three months ended June 30, 2011 and 2010 and was $7.5 million and $0.4 million for the six months ended June 30, 2011 and 2010, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of June 30, 2011 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $4.94	264,009	6.2	$3.37	195,089	$2.93
$7.80 - $7.80	888,136	8.2	7.80	324,768	7.80
$8.32 - $9.10	464,834	8.4	9.02	138,421	8.84
$11.50 - $17.49	482,011	9.6	16.05	45,297	15.84
$18.10 - $21.68	191,892	9.4	18.29	52,291	18.72
	2,290,882	8.4	$10.15	755,866	$7.97

As of June 30, 2011, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $6.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Restricted Stock — The Company issued 281,968 shares of restricted stock units (“RSUs”) to employees and members of the board of directors during the six months ended June 30, 2011. The Company issued 22,272 shares of restricted stock awards to members of the board of directors during the six months ended June 30, 2010. These restricted shares will vest from one to four years from the date of issuance if the employees or directors, as applicable, remain with the Company for the duration of the vesting period. Some RSUs are performance based awards, therefore, the vesting of these RSUs is subject to the achievement of specific performance metrics. The Company did not issue restricted stock awards or restricted stock units during the three months ended March 31, 2010. During the six months ended June 30, 2010, the Company recognized stock-based compensation in the amount of $61,000 for these restricted shares. The Company recognized stock-based compensation in the amount of $591,000 and $896,000 for restricted stock awards and restricted stock units during the three and six months ended June 30, 2011, respectively.

A summary of the Company’s restricted stock award activity during the six months ended June 30, 2011 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Awards	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2011	26,295	$17.15
Restricted stock awards granted	—	—
Restricted stock awards released	(22,695)	17.69
Restricted stock awards forfeited	—	—
Outstanding — June 30, 2011	3,600	$13.73	$43

A summary of the Company’s restricted stock unit activity during the six months ended June 30, 2011 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2011	222,350	$15.13
Restricted stock units granted	281,968	17.54
Restricted stock units released	—	—
Restricted stock units forfeited	(27,000)	15.13
Outstanding — June 30, 2011	477,318	$16.55	$5,734

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the three and six months ended June 30, 2011 are as follows:

Shares
Unvested shares — January 1, 2011	2,996
Vesting of options exercised early	(855)
Options repurchased during the period	(241)
Unvested shares — March 31, 2011	1,900
Vesting of options exercised early	(760)
Options repurchased during the period	(769)
Unvested shares — June 30, 2011	371

Stock Option Activity for Nonemployee Consultants — During the six months ended June 30, 2011, the Company did not issue options to purchase common stock to nonemployees. The Company did not recognize stock-based compensation expenses related to nonemployees during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company issued options to nonemployees for the purchase of 28,653 shares of common stock in exchange for services. These options were issued with an exercise price of $9.10 per share. These options were scheduled to vest monthly over four years as long as consulting services were still being provided to the Company. The Company accounted for these options as variable awards. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term. Total stock-based compensation related to nonemployees was $23,000 and $31,000 for the three and six months ended June 30, 2010.

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

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”). A total of 730,770 shares of common stock were reserved for future issuance under the ESPP, which became effective upon the closing of the Company’s IPO. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of one percent (1%) of the outstanding shares of the Company on such date or a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010. During the six months ended June 30, 2011, shares equal to one percent of the outstanding shares of the Company on January 1, 2011, 163,378 shares, were registered and reserved for issuance under the ESPP.

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model. During the three and six months ended June 30, 2011, the Company recognized compensation expense in the amount of $155,000 and $324,000 related to the ESPP. During the three and six months ended June 30, 2010, the Company recognized compensation expense in the amount of $164,000 related to the ESPP. The Company issued 93,307 shares of common stock for $1.1 million during the year ended December 31, 2010. The Company issued 71,551 shares of common stock for $0.8 million during the six months ended June 30, 2011. The Company had 729,290 shares of its common stock available for future issuance under the ESPP as of June 30, 2011.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas	$16,361	$15,878	$29,299	$30,368
EMEA	5,456	3,994	10,845	8,218
Asia Pacific	1,412	1,030	3,236	1,935
Total	$23,229	$20,902	$43,380	$40,521

The Americas’ revenues in the table above include revenues from customers in the United States of $15.0 million and $14.1 million for the three months ended June 30, 2011 and 2010 and $26.3 million and $27.4 million for the six months ended June 30, 2011 and 2010. The Americas’ revenues and the revenues from the customers in the United States for the three and six months ended June 30, 2011 and 2010 were negatively impacted by the decline of ratable products and services revenues during the same period.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2011	2010
United States	$803	$649
India	157	114
Japan	18	—
Total	$978	$763

9. Income Taxes

The Company’s provision for income taxes was $86,000 and $57,000 for the three months ended June 30, 2011 and 2010 and was $163,000 and $107,000 for the six months ended June 30, 2011 and 2010, consisting primarily of provisions for foreign income taxes.

As of June 30, 2011 and December 31, 2010, the Company had $1.6 million of cumulative unrecognized tax benefits of which $98,000 has an effect on the Company’s effective tax rate.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10. Related-Party Transactions

The Company has a reseller in Japan that is a related party. This reseller owned shares of the Company’s stock during the three and six month periods ended June 30, 2011 and 2010. The total revenue from this related party amounted to $176,000 and $230,000 for the three months ended June 30, 2011 and 2010. The total revenue from this related party amounted to $562,000 and $662,000 for the six months ended June 30, 2011 and 2010. Accounts receivable from the reseller were $66,000 and $156,000 as of June 30, 2011 and December 31, 2010.

The Company has a distributor in Japan that is a related party. This distributor owned shares of the Company’s stock during the three and six month periods ended June 30, 2011 and 2010. The total revenue from this related party amounted to $62,000 and $97,000 for the three months ended June 30, 2011 and 2010. The total revenue from this related party amounted to $442,000 and $240,000 for the six months ended June 30, 2011 and 2010. Accounts receivable from this distributor were $0 and $101,000 as of June 30, 2011 and December 31, 2010.

11. Comprehensive (Loss) Income

Comprehensive (loss) income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its short-term investments and gains and losses resulting from foreign exchange translations represent the only components of comprehensive loss excluded from the reported net loss and are displayed in the statements of stockholders’ equity.

The components of comprehensive (loss) income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(9,766)	$901	$(13,141)	$(34,914)
Foreign currency translation adjustment	19	(32)	64	(12)
Change in net unrealized gain on available-for-sale securities	1	—	—	—
Comprehensive (loss) income	$(9,746)	$869	$(13,077)	$(34,926)

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

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by over 5,000 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities.

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

Our revenues have grown from $1.1 million in 2005 to $85.0 million in 2010 and were $43.4 million during the six months ended June 30, 2011. It is very difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

We have incurred losses since inception as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of June 30, 2011, we had an accumulated deficit of $208.4 million.

Vendor Specific Objective Evidence

Our recognition of revenues in a particular period depends on the satisfaction of specific revenue recognition criteria, which we describe in more detail below. The Company adopted two new accounting standards for certain revenue arrangements and multiple deliverable revenue arrangements on January 1, 2011. The adoption of these two accounting standards resulted in $0.3 million and $0.6 million of additional revenue recognized during the three and six months ended June 30, 2011, respectively, which would not have been recognized if the previous revenue recognition standards were in effect. This difference mainly relates to revenue recognized on partial shipment transactions. As of June 30, 2011, the majority of partial shipment orders were shipped and recognized as revenues, while an immaterial amount of professional services were not performed, for which revenue recognition was therefore deferred. Under previous accounting guidance, revenue from these orders was deferred in its entirety until the related professional services were performed.

The manner in which we recognize our revenues has changed significantly over time, in particular in 2008 and 2009, based on when we established vendor specific objective evidence (“VSOE”) for our support services. These changes have had a significant impact on the timing of when we recognize revenues from sales of our products and services. Generally, upon establishing VSOE for support services for a customer or class of customers, our total recognized revenues from sales to these customers increased in subsequent periods because we were able to recognize all of the products revenues from these sales in these periods once all revenue recognition criteria were satisfied, and we were no longer required to defer the recognition of products revenues over the support period. We also continued to recognize ratable products and services revenues from sales to customers made prior to establishing VSOE for support services. This impact will decrease over time as our deferred revenue balance declines from the time we established VSOE for support services. We recognize the costs of revenues in the same period in which we recognize the associated revenues. When reviewing our financial performance and making period-to-period comparisons, you should consider the impact that the timing of the adoption of the two new accounting standards and the establishment of VSOE had on our financial results, including the amount of our revenues and costs of revenues.

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

•                   Ratable Products and Services Revenues — Prior to January 1, 2009, we recognized ratable products and services revenues from sales of our products and services in circumstances where VSOE for support services being provided could not be segregated from the value of the entire sales arrangement, or where we provided technical support or unspecified software upgrades outside of contractual terms. In these cases, revenues were deferred and recognized ratably over either the economic life of the product or the contractual period. As of January 1, 2009, we established VSOE for support services for all our channel partners and customers, and we no longer offer support outside of contractual terms, and therefore, we are able to recognize products revenues and support and services revenues separately.

Deferred Revenue. Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. We established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times during 2007, 2008 and 2009. The decreases in deferred revenue due to the related recognition of ratable revenue are partially offset by the sale of support services that will be recognized over the term of the support agreements. The total deferred revenue as of June 30, 2011 and December 31, 2010 were $13.3 million and $16.6 million, respectively.

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

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, commissions, bonuses and benefits for our employees. We grant our employees and members of our board of directors equity awards and recognize stock-based compensation cost as part of operating expenses. We expect to continue to incur significant stock-based compensation expense as our employee base grows. Professional services consist of outside legal and accounting services and information technology and other consulting costs. We expect our operating expenses to continue to grow in absolute dollars in the near term, although they are likely to fluctuate as a percentage of revenues.

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

Interest Expense, net. Interest expense, net consists primarily of interest expense on debt and interest income on cash and cash equivalents and short-term investments balances.

Other Income (Expense), net. During the six months ended June 30, 2011, other income (expense), net consists primarily of gains and losses on foreign currency transactions. During the six months ended June 30, 2010, other income (expense), net consists primarily of charges to record fair value adjustments for our warrants to purchase convertible preferred stock and warrants to purchase common stock. Until the closing of our initial public offering on April 6, 2010, our outstanding warrants were classified as a liability on our condensed consolidated balance sheets and any changes in fair value were recognized as a component of other income (expense), net.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could potentially have a significant impact on our condensed consolidated financial statements: Revenue recognition; Stock-based compensation; Fair value of financial instruments; Inventory valuation; Allowance for doubtful accounts; and Income taxes.

Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, there have been no significant changes in the Company’s accounting policies during the six months ended June 30, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See Note 1 of the Notes to the Company’s Condensed Consolidated Financial Statements included in Item 1 “Condensed Consolidated Financial Statements” for information about revenue recognition.

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended June 30,
	2011		2010
REVENUES:
Products	$19,015	81.9%	$15,279	73.1%
Support and services	3,120	13.4	2,708	13.0
Ratable products and services	1,094	4.7	2,915	13.9
Total revenues	23,229	100.0	20,902	100.0
COSTS OF REVENUES:
Products	6,664	28.7	5,255	25.1
Support and services	1,043	4.5	618	3.0
Ratable products and services	639	2.7	1,517	7.3
Total costs of revenues	8,346	35.9	7,390	35.4
Gross margin	14,883	64.1	13,512	64.6
OPERATING EXPENSES:
Research and development	3,393	14.6	3,059	14.6
Sales and marketing	10,445	45.0	8,124	38.8
General and administrative	3,426	14.8	2,670	12.8
Litigation reserve	7,250	31.2	—	—
Total operating expenses	24,514	105.6	13,853	66.2
Loss from operations	(9,631)	(41.5)	(341)	(1.6)
Interest expense, net	(62)	(0.3)	(224)	(1.1)
Other income, net	13	0.1	1,523	7.3
(Loss) income before provision for income taxes	(9,680)	(41.7)	958	4.6
Provision for income taxes	86	0.3	57	0.3
Net (loss) income	$(9,766)	(42.0)%	$901	4.3%

Revenues

Our total revenues increased by $2.3 million, or 11.1%, to $23.2 million during the three months ended June 30, 2011 from $20.9 million during the three months ended June 30, 2010. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $4.1 million, or 23.1%, to $22.1 million during the three months ended June 30, 2011 from $18.0 million during the three months ended June 30, 2010. This increase was primarily the result of increased demand for our products, driven in part by improved economic conditions, particularly in the EMEA and Asia Pacific regions during the three months ended June 30, 2011.

Products revenues increased by $3.7 million, or 24.5%, to $19.0 million during the three months ended June 30, 2011 from $15.3 million during the three months ended June 30, 2010. The increase was primarily a result of an increase in unit shipments particularly in the EMEA and Asia Pacific regions during the three months ended June 30, 2011.

Support and services revenues increased by $0.4 million, or 15.2%, to $3.1 million during the three months ended June 30, 2011 from $2.7 million during the three months ended June 30, 2010. The increase in support and services revenues is a result of increased product sales, particularly in the EMEA and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues to increase.

Ratable products and services revenues decreased by $1.8 million, or 62.5%, to $1.1 million during the three months ended June 30, 2011 from $2.9 million during the three months ended June 30, 2010.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $1.0 million, or 12.9%, to $8.3 million during the three months ended June 30, 2011 from $7.4 million during the three months ended June 30, 2010. Overall gross margins decreased to

64.1% during the three months ended June 30, 2011 from 64.6% during the three months ended June 30, 2010. This decrease in the overall gross margins was primarily the result of our continued investment in headcount related to customer support and professional services, product mix and an increase in stock-based compensation expense. Our support and services gross margins decreased to 66.6% during the three months ended June 30, 2011 from 77.2% during the three months ended June 30, 2010 as a result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable products and services gross margins decreased to 41.6% during the three months ended June 30, 2011 from 48.0% during the three months ended June 30, 2010. Our product gross margins decreased to 65.0% during the three months ended June 30, 2011 from 65.6% during the three months ended June 30, 2010.  This decrease in the product gross margin was primarily the result of a product mix.

Operating Expenses

Our operating expenses increased by $10.7 million, or 77.0%, to $24.5 million during the three months ended June 30, 2011 from $13.9 million during the three months ended June 30, 2010. Our operating expenses increased as a percentage of revenue from 66.2% during the three months ended June 30, 2010 to 105.6 % during the three months ended June 30, 2011. The majority of the increase was due to a litigation reserve expense of $7.3 million during the three months ended June 30, 2011. The remainder of the increase was primarily due to an increase of $1.7 million in personnel costs related to increased headcount, an increase of $0.6 million in stock-based compensation expense, an increase of $0.5 million in travel expenses, an increase of $0.2 million in sales and marketing program expenses and an increase of $0.2 million in research and development project costs during the three months ended June 30, 2011 as compared to the same period of last year.

Research and Development Expenses

Research and development expenses increased by $0.3 million, or 10.9%, to $3.4 million during the three months ended June 30, 2011 from $3.1 million during the three months ended June 30, 2010. This increase is primarily the result of an increase of $0.2 million in project costs to support continued enhancements to existing products and the development of new products.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.3 million, or 28.6%, to $10.4 million during the three months ended June 30, 2011 from $8.1 million during the three months ended June 30, 2010. This increase is primarily the result of an increase of $1.2 million in sales and marketing personnel costs, $0.5 million in travel expenses, $0.2 million in stock-based compensation expense and $0.2 million in sales and marketing program expenses during the three months ended June 30, 2011 as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 28.3%, to $3.4 million during the three months ended June 30, 2011 from $2.7 million during the three months ended June 30, 2010. This increase is primarily the result of an increase of $0.4 million in general and administrative personnel costs and $0.3 million in stock-based compensation expense.

Litigation Reserve Expense

During the three months ended June 30, 2011, we entered into a license agreement with Motorola Solutions, Inc. (“Motorola”). As part of the license agreement, we agreed to pay Motorola $7.3 million and expensed the full amount in the three months ended June 30, 2011. See Note 5 of the Notes to the Company’s Condensed Consolidated Financial Statements included in Item 1 “Condensed Consolidated Financial Statements” for information regarding this legal matter.

Interest Expense, net

Interest expense, net decreased by $0.2 million, or 72.3%, to $62,000 during the three months ended June 30, 2011 from $0.2 million during the three months ended June 30, 2010. This decrease is primarily due to the paydown of the principal balances on our long-term debt.

Other Income, net

Other income, net decrease from $1.5 million during the three months ended June 30, 2010 to $13,000 during the three months ended June 30, 2011. This decrease is primarily due to the decrease in the fair value of our warrants to purchase convertible preferred stock and common stock and the related adjustment to the warrant liability in the amount of $1.6 million during the three months ended June 30, 2010. Upon the closing of our initial public offering on April 6, 2010, we remeasured the warrants and reclassified the related fair value to additional paid-in capital.  Accordingly, we no longer recognize gains and losses as a result of changes in the fair value of these warrants and incurred no such expense during the quarter ended June 30, 2011.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Six Months Ended June 30,
	2011		2010
REVENUES:
Products	$34,455	79.4%	$29,017	71.6%
Support and services	6,260	14.4	4,860	12.0
Ratable products and services	2,665	6.2	6,644	16.4
Total revenues	43,380	100.0	40,521	100.0
COSTS OF REVENUES:
Products	12,375	28.5	10,036	24.8
Support and services	1,940	4.5	971	2.4
Ratable products and services	1,491	3.4	3,617	8.9
Total costs of revenues	15,806	36.4	14,624	36.1
Gross margin	27,574	63.6	25,897	63.9
OPERATING EXPENSES:
Research and development	6,815	15.7	5,836	14.4
Sales and marketing	20,057	46.3	15,515	38.3
General and administrative	6,344	14.6	5,015	12.4
Litigation reserve	7,250	16.7	—	—
Total operating expenses	40,466	93.3	26,366	65.1
Loss from operations	(12,892)	(29.7)	(469)	(1.2)
Interest expense, net	(154)	(0.4)	(478)	(1.2)
Other income (expense), net	68	0.2	(33,860)	(83.5)
Loss before provision for income taxes	(12,978)	(29.9)	(34,807)	(85.9)
Provision for income taxes	163	0.4	107	0.3
Net loss	$(13,141)	(30.3)%	$(34,914)	(86.2)%

Revenues

Our total revenues increased by $2.9 million, or 7.1%, to $43.4 million during the six months ended June 30, 2011 from $40.5 million during the six months ended June 30, 2010. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $6.8 million, or 20.2%, to $40.7 million during the six months ended June 30, 2011 from $33.9 million during the six months ended June 30, 2010. This increase was primarily the result of increased demand for our products, driven in part by improved economic conditions, particularly in the EMEA and Asia Pacific regions during the six months ended June 30, 2011.

Products revenues increased by $5.4 million, or 18.7%, to $34.5 million during the six months ended June 30, 2011 from $29.0 million during the six months ended June 30, 2010. The increase was primarily a result of an increase in unit shipments particularly in the EMEA and Asia Pacific regions during the six months ended June 30, 2011.

Support and services revenues increased by $1.4 million, or 28.8%, to $6.3 million during the six months ended June 30, 2011 from $4.9 million during the six months ended June 30, 2010. The increase in support and services revenues is a result of increased product sales, particularly in the EMEA and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues to increase.

Ratable products and services revenues decreased by $4.0 million, or 59.9%, to $2.7 million during the three months ended June 30, 2011 from $6.6 million during the three months ended June 30, 2010.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $1.2 million, or 8.1%, to $15.8 million during the six months ended June 30, 2011 from $14.6 million during the six months ended June 30, 2010.  Overall gross margins decreased slightly, but remained at approximately 64% during the six months ended June 30, 2011 as compared to the same period of the prior year. Our support and services gross margins decreased to 69.0% during the six months ended June 30, 2011 from 80.0% during the six months ended June 30, 2010. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable gross margins decreased to 44.1% during the six months ended June 30, 2011 from 45.6% during the six months ended June 30, 2010. Our product gross margins decreased to 64.1% during the six months ended June 30, 2011 from 65.4% during the six months ended June 30, 2010.  This decrease in the product gross margin was primarily the result of a product mix and pricing variance on some large sales to existing customers.

Operating Expenses

Our operating expenses increased by $14.1 million, or 53.5%, to $40.5 million during the six months ended June 30, 2011 from $26.4 million during the six months ended June 30, 2010. Our operating expenses increased as a percentage of revenue from 65.1% during the six months ended June 30, 2010 to 93.3% during the six months ended June 30, 2011. The increase was due to a litigation reserve expense of $7.3 million during the six months ended June 30, 2011 as well as an increase of $3.7 million in personnel costs related to increased headcount, an increase of $1.3 million in stock-based compensation expense, an increase of $0.6 million in travel expenses, an increase of $0.3 million in sales and marketing program expenses and an increase of $0.3 million in research and development project costs during the six months ended June 30, 2011 as compared to the same period of last year.

Research and Development Expenses

Research and development expenses increased by $1.0 million, or 16.8%, to $6.8 million during the six months ended June 30, 2011 from $5.8 million during the six months ended June 30, 2010. This increase is primarily the result of an increase of $0.4 million in research and development personnel costs, an increase of $0.3 million in project costs to support continued enhancements to existing products and the development of new products and $0.2 million in stock-based compensation expense during the six months ended June 30, 2011 as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.5 million, or 29.3%, to $20.1 million during the six months ended June 30, 2011 from $15.5 million during the six months ended June 30, 2010. This increase is primarily the result of an increase of $2.6 million in sales and marketing personnel costs, $0.7 million in travel expenses, $0.6 million in stock-based compensation expense and $0.3 million in sales and marketing program expenses during the six months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 26.5%, to $6.3 million during the six months ended June 30, 2011 from $5.0 million during the six months ended June 30, 2010. This increase is primarily the result of an increase of $0.7 million in general and administrative personnel costs associated with operating as a publicly traded company and $0.5 million in stock-based compensation expense. We have incurred additional accounting and legal costs related to compliance with the rules and regulations that govern us as a public company, including the additional costs of beginning work toward compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Litigation Reserve Expense

During the six months ended June 30, 2011, we entered into a license agreement with Motorola. As part of the license agreement, we agreed to pay Motorola $7.3 million and expensed the full amount in the six months ended June 30, 2011. See Note 5 of the Notes to the Company’s Condensed Consolidated Financial Statements included in Item 1 “Condensed Consolidated Financial Statements” for information regarding this legal matter.

Interest Expense, net

Interest expense, net decreased by $0.3 million, or 67.8%, to $0.2 million during the six months ended June 30, 2011 from $0.5 million during the six months ended June 30, 2010. This decrease is primarily due to the paydown of the principal balances on our long-term debt.

Other Income (Expense), net

Other income (expense), net changed from a net expense of $33.9 million during the six months ended June 30, 2010 to a net income of $68,000 during the six months ended June 30, 2011. This change is primarily due to the increase in the fair value of our warrants to purchase convertible preferred stock and common stock and the related adjustment to the warrant liability in the amount of $33.6 million during the six months ended June 30, 2010. Upon the closing of our initial public offering on April 6, 2010, we remeasured the warrants and reclassified the related fair value to additional paid-in capital.  Accordingly, we no longer recognize gains and losses as a result of changes in the fair value of these warrants and incurred no such expense during the six month ended June 30, 2011.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and our credit facility. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We have also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million.  In 2010, we received $57.1 million from our initial public offering, representing the net proceeds of the offering after deducting underwriters’ commissions and discounts and other issuance costs. During the six months ended June 30, 2011, we paid off our long-term debt and, as of June 30, 2011, we had no outstanding debt. We have a working capital line of credit bearing interest at the lenders’ prime rate. As of June 30, 2011, the total amount outstanding under the line of credit was zero and we had unused amounts under the line of credit of $7.0 million. Our line of credit agreement contain certains affirmative and negative covenants, including restrictions with respect to payment of cash dividends, merger or consolidation, changes in the nature of our business, disposal of assets and obtaining additional loans. As of June 30, 2011, we were in compliance with our debt covenants. Our line of credit agreement is collateralized by all of our assets. In the event we fail to comply with our debt covenants, any amounts outstanding under our line of credit agreement would become due and payable absent a waiver by our lender.

As of June 30, 2011, we had cash and cash equivalents of $53.6 million and short-term investments of $5.0 million, resulting in a combined balance of $58.6 million as compared to a combined cash and cash-equivalents and short-term investments balance of $67.3 million as of December 31, 2010.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operations as we expanded our business. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. Our largest source of operating cash flows is cash collections from our customers. Cash used in operating activities was $8.2 million and $2.5 million during the six months ended June 30, 2011 and 2010, respectively.

Cash used in operating activities of $8.2 million during the six months ended June 30, 2011 reflected a net loss of $13.1 million, partially offset by non-cash charges of $3.3 million, $2.9 million of which relates to stock-based compensation and changes in our net operating assets and liabilities of $1.6 million during the six months ended June 30, 2011. An increase of $7.3 million in the litigation reserve and a decrease of $1.0 million in deferred inventory costs was partially offset by a decrease of $3.4 million in deferred revenue, a decrease of $1.8 million in accounts payable and accrued liabilities, an increase of $0.9 million in accounts receivable, net and an increase of $0.6 million in inventory.

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

Cash Flows from Investing Activities

Our investing activities have consisted of our short-term investments and capital expenditures during the six months ended June 30, 2011. The purchase of $5.0 million of short-term investments was offset by the maturity of $5.0 million of short-term investments. Cash used in investing activities during the six months ended June 30, 2011 was $0.5 million as a result of our capital expenditures.

Our investing activities during the six months ended June 30, 2010 consisted solely of our capital expenditures. Cash used in investing activities during the six months ended June 30, 2010 was $0.3 million as a result of our capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering, issuance of common stock in conjunction with the exercises of the Company’s stock options, the sale of convertible preferred stock, the incurrence of long-term debt and the use of a line of credit facility. During the six months ended June 30, 2011, we paid off our long-term debt and, as of June 30, 2011, we had no outstanding debt.

During the six months ended June 30, 2011, net cash used in financing activities was $17,000 primarily as a result of the proceeds from the exercise of stock options and the purchases under the employee stock purchase plan in the amount of $2.8 million offset by principal payments on our long-term debt of $2.9 million.

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

Contractual Obligations

As of June 30, 2011, we had operating lease obligations of $2.5 million, of which the longest remaining lease expires in 2015, and outstanding purchase commitments of $9.2 million due within the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended June 30, 2011, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $58.6 million and $67.3 million as of June 30, 2011 and December 31, 2010. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the six month ended June 30, 2011, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On October 22, 2010, EON Corp. IP Holdings, LLC., or EON, filed suit against us and many other named defendants, including Aruba Networks, Inc., Cisco Systems, Inc., Sonus Networks, Inc., and Sprint Nextel Corporation, in the United States District Court for the Easter District of Texas asserting infringement of U.S. Patent No. 5,592,491.  EON has amended its complaint to add additional defendants and to add specificity to certain of its claims. Our response to the amended complaint was filed on March 7, 2011, denying the allegations of the amended complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and we have joined in the motion to transfer.  The EON amended complaint seeks unspecified monetary damages and injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

On June 2, 2011, the U.S. International Trade Commission, or ITC, instituted a Section 337 investigation regarding certain 802.11n products imported by us, as well as 802.11n products imported by Apple Inc., Aruba Networks, Inc., Hewlett-Packard Company and Ruckus Wireless, Inc. The complainant, Linex Technologies, Inc., or Linex, alleges that the respondents infringe certain U.S. patents owned by Linex.  We have denied that our products infringe the patents and have alleged that the patents are invalid.  Linex also filed a parallel action in the United States District Court for the District of Delaware.  We have moved for the statutory automatic stay of the Delaware action.  Discovery has just begun in the ITC action.  A settlement conference is scheduled for August 19, 2011.  Trial is scheduled for April 12, 2012.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

We have incurred significant losses since our inception, including net losses of $13.1 million and $34.9 million during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, we had an accumulated deficit of $208.4 million and $195.2 million, respectively. These losses have resulted principally from costs incurred in our research and development programs, sales and marketing programs, and non-cash adjustments to the fair value of our warrant liability. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company and we expect these costs to continue to increase. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

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

We expect increased competition if our market continues to expand. Conditions in our markets could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Motorola’s acquisition of Symbol Technologies, Hewlett-Packard’s acquisition of Colubris Networks and Juniper Networks’ acquisition of Trapeze Networks. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers’ willingness to purchase from such companies.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. For example:

•                             On May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549.  Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first.  On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. As of the date of the filing of this report, the Court has not yet ruled on this motion. Fact discovery was opened on March 2, 2011, and trial is scheduled to commence on November 12, 2012. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

•                             On October 22, 2010, EON Corp. IP Holdings, LLC., or EON, filed suit against the Company and many other defendants, including Aruba Networks, Inc., Cisco Systems, Inc., Sonus Networks, Inc., and Sprint Nextel Corporation, in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491.  EON has amended its complaint to add additional defendants and to add specificity to certain of its claims.  The Company’s response to the amended complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and the Company has joined in the motion to transfer.  The EON amended complaint seeks unspecified monetary damages and injunctive relief.  At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

•                             On June 2, 2011, the U.S. International Trade Commission, or ITC, instituted a Section 337 investigation regarding certain 802.11n products imported by us, as well as 802.11n products imported by Apple Inc., Aruba Networks, Inc., Hewlett-Packard Company and Ruckus Wireless, Inc.  The complainant, Linex Technologies, Inc., or Linex, alleges that the respondents infringe certain U.S. patents owned by Linex.  We have denied that our products infringe the patents and have alleged that the patents are invalid.  Linex also filed a parallel action in the United States District Court for the District of Delaware.  We have moved for the statutory automatic stay of the Delaware action.  Discovery has just begun in the ITC action.  A settlement conference is scheduled for August 19, 2011.  Trial is scheduled for April 12, 2012.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position. Third parties have from time to time claimed, and others may claim in the future, that we have infringed their past, current or future intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes to our products or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business, results of operations, cash flows and financial position.

Additionally, we have received letters from, and had ongoing discussions with, one of our competitors, Motorola, that has a large patent portfolio and substantial resources alleging that our products infringe upon certain of their patents. Those negotiations ultimately resulted in us entering into a cross license with Motorola under which we agreed to pay Motorola $7.3 million. We do not believe this License Agreement will provide future value as we do not plan to utilize the underlying technology in any future product development or sales.

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

•                                 the timing of our annual training for the entire sales force in our first fiscal quarter combined with the above fourth quarter factors can potentially cause our first fiscal quarter to be seasonally weak;

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

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for approximately 93% of our total shipments during the six month ended June 30, 2011. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

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

If we cannot effectively integrate and retain key employees, the execution of our business strategy may be significantly delayed or adversely impacted. For example, we hired a senior vice president to run our worldwide sales, service and support organization, a senior vice president to run our engineering organization and a senior vice president to run our marketing organization during the six months ended June 30, 2011.  Our success in 2011 and subsequent periods will depend a significant part on our ability to integrate them into our operations and their ability to enhance and implement our operations and strategy.

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

We derive a significant portion of our revenues from customers outside the U.S. During the six months ended June 30, 2011 and 2010, 39% and 32% of our revenues were derived from customers outside of the U.S.

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

As of June 30, 2011, our directors and executive officers and their affiliates beneficially owned approximately 38% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The lock-up agreements with directors and officers, and holders of substantially all of our outstanding equity securities expired in September of 2010. As of June 30, 2011, approximately 17.5 million shares of common stock were issued and outstanding. At that date, we have stock awards and stock options to purchase an aggregate of 2.8 million shares of our common stock that will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various vesting agreements outstanding as of June 30, 2011. In addition, warrants to purchase 2.7 million shares of common stock had not been exercised and were still outstanding as of June 30, 2011. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As the result of the IPO, we sold 4,233,017 shares of our common stock and received $57.1 million in proceeds, net of underwriting discount and commission of $4.4 million and offering related expenses of $2.0 million, on April 6, 2010, which was the closing date of the offering. Through June 30, 2011, we did not use any of the net proceeds. We expect to use the net proceeds from the IPO for general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material changes in the planned use of proceeds from our IPO as described in the final prospectus filed with SEC pursuant to Rule 424(b).

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

Exhibit					Filing	Filed
No	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto.	S-1/A	333-163859	3.1 (b)	March 12, 2010
3.2	Form of Amended and Restated Bylaws of Registrant.	S-1/A	333-163859	3.2 (b)	March 12, 2010
4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010
4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010
4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010
4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC. (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010
4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010
4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010
4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010
4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010
10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010
10.2	Sublease Agreement, dated April 20, 2007 for 894 Ross Drive, Sunnyvale, California	S-1	333-163859	10.7	December 18, 2009
10.3	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010
10.4	2010 Stock Incentive Plan and forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement	S-8	333-168631	99.1	August 6, 2010
10.5	Form of Change of Control Agreement	S-1/A	333-163859	10.9	January 25, 2010
10.6	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010
10.7	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010
10.8	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto	S-1/A	333-163859	10.5	March 26, 2010
10.9	Eleventh Loan Modification Agreement dated June 9, 2011 by and among Silicon Valley Bank and Meru Networks, Inc.					x
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101.INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Extension Schema Document					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.LAB	XBRL Taxonomy Label Linkbase Document					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2011

MERU NETWORKS, INC.

By:	/s/ Ihab Abu-Hakima
Ihab Abu-Hakima President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brett T. White
Brett T. White Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit					Filing	Filed
No	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto.	S-1/A	333-163859	3.1 (b)	March 12, 2010
3.2	Form of Amended and Restated Bylaws of Registrant.	S-1/A	333-163859	3.2 (b)	March 12, 2010
4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010
4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010
4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010
4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC. (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010
4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010
4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010
4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010
4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010
10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010
10.2	Sublease Agreement, dated April 20, 2007 for 894 Ross Drive, Sunnyvale, California	S-1	333-163859	10.7	December 18, 2009
10.3	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010
10.4	2010 Stock Incentive Plan and forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement	S-8	333-168631	99.1	August 6, 2010
10.5	Form of Change of Control Agreement	S-1/A	333-163859	10.9	January 25, 2010
10.6	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010
10.7	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010
10.8	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto	S-1/A	333-163859	10.5	March 26, 2010
10.9	Eleventh Loan Modification Agreement dated June 9, 2011 by and among Silicon Valley Bank and Meru Networks, Inc.					x
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101.INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Extension Schema Document					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.LAB	XBRL Taxonomy Label Linkbase Document					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x