Form 10-Q
period 2011-09-30
MERU NETWORKS INC
filed 2011-11-08
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, par value $0.0005, outstanding as of October 28, 2011 was 17,568,367.

Meru Networks, the Meru Networks logo, Meru Assure, patented System Director, Virtual Cell, Virtual Port and E(z)RF are trademarks of Meru Networks, Inc.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,669	$62,270
Short-term investments	4,999	4,999
Accounts receivable, net	10,872	8,796
Inventory	5,857	4,636
Deferred inventory costs, current portion	47	1,273
Prepaid expenses and other current assets	1,079	1,195
Total current assets	64,523	83,169
Property and equipment, net	1,186	763
Goodwill	1,658	—
Intangible assets, net	766	—
Deferred inventory costs, net of current portion	38	77
Other assets	1,679	359
TOTAL ASSETS	$69,850	$84,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,263	$4,302
Accrued liabilities	11,002	10,694
Long-term debt, current portion	—	2,808
Deferred revenue, current portion	10,661	12,723
Total current liabilities	26,926	30,527
Deferred revenue, net of current portion	4,278	3,923
Total liabilities	31,204	34,450

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 17,554,502 and 16,337,804 shares issued and outstanding as of September 30, 2011 and December 31, 2010	9	8
Additional paid-in capital	252,484	245,160
Accumulated other comprehensive loss	(111)	(27)
Accumulated deficit	(213,736)	(195,223)
Total stockholders’ equity	38,646	49,918
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,850	$84,368

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Products	$20,096	$16,710	$54,551	$45,727
Support and services	3,155	2,571	9,415	7,431
Ratable products and services	507	2,556	3,172	9,200
Total revenues	23,758	21,837	67,138	62,358
COSTS OF REVENUES:
Products	7,239	5,876	19,614	15,912
Support and services	1,191	611	3,131	1,582
Ratable products and services	333	1,311	1,824	4,928
Total costs of revenues*	8,763	7,798	24,569	22,422
Gross margin	14,995	14,039	42,569	39,936
OPERATING EXPENSES:
Research and development*	3,718	3,124	10,533	8,960
Sales and marketing*	12,869	8,653	32,926	24,168
General and administrative*	3,655	2,801	9,999	7,816
Litigation reserve	—	—	7,250	—
Total operating expenses	20,242	14,578	60,708	40,944
Loss from operations	(5,247)	(539)	(18,139)	(1,008)
Interest expense, net	(45)	(182)	(199)	(660)
Other income (expense), net	18	12	86	(33,848)
Loss before provision for income taxes	(5,274)	(709)	(18,252)	(35,516)
Provision for income taxes	98	88	261	195
Net loss	$(5,372)	$(797)	$(18,513)	$(35,711)

Net loss per share of common stock:
Basic and diluted	$(0.31)	$(0.05)	$(1.07)	$(3.37)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,519,217	15,916,542	17,296,904	10,595,022

* Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Costs of revenues	$101	$58	$264	$132
Research and development	316	231	858	532
Sales and marketing	636	308	1,587	687
General and administrative	558	542	1,837	1,294

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(18,513)	$(35,711)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	456	434
Stock-based compensation	4,546	2,645
Adjustment of fair value of warrant liability	—	33,620
Amortization of debt issuance costs	44	81
Provision for (recovery of) bad debt	102	(57)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,085)	679
Inventory	(1,221)	(205)
Deferred inventory costs	1,265	3,825
Prepaid expenses and other assets	46	(784)
Accounts payable	961	(899)
Accrued liabilities	(211)	3,353
Deferred revenue	(1,722)	(6,884)
Net cash (used in) provided by operating activities	(16,332)	97

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(855)	(489)
Purchase of short-term investments	(9,996)	—
Proceeds from maturities of short-term investments	10,000	—
Investment in non-marketable equity securities	(1,250)	—
Net cash paid in purchase of business	(2,002)	—
Net cash used in investing activities	(4,103)	(489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net	—	57,075
Proceeds from issuance of common stock	2,770	265
Proceeds from exercise of convertible preferred stock warrants	—	716
Proceeds from long-term debt	—	4,986
Repayment of long-term debt	(2,852)	(15,172)
Net cash (used in) provided by financing activities	(82)	47,870
Effect of exchange rate changes on cash and cash equivalents	(84)	17
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,601)	47,495
CASH AND CASH EQUIVALENTS - Beginning of period	62,270	21,283
CASH AND CASH EQUIVALENTS - End of period	$41,669	$68,778
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$65	$536
Cash paid for income taxes	$209	$200
NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired in business combination for future consideration	$484	$—
Conversion of convertible preferred stock to common stock	$—	$130,257
Reclassification of warrant liability to convertible preferred stock upon exercise of warrants	$—	$4,285
Reclassification of warrant liability to additional paid-in capital upon closing of initial public offering	$—	$48,274

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru”) was incorporated in Delaware in January 2002. Meru and its wholly-owned subsidiaries (collectively, the “Company”) develop and market a virtualized wireless Local Area Network (“LAN”) solution. The Company’s solution is built around its patented System Director ™ Operating System which runs on its controllers and access points. The Company offers additional products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are sold through value added resellers and distributors, as well as the Company’s sales force.

Basis of Presentation — These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Meru and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 11, 2011. The condensed consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2011 and December 31, 2010, the Company’s results of operations for the three months and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010. The results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other future period. All references to September 30, 2011, or to the three months and nine months ended September 30, 2011 and 2010, in the notes to the condensed consolidated financial statements are unaudited.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company adopted this accounting guidance at the beginning of its first quarter of the year ending December 31, 2011 on a prospective basis for applicable arrangements originating or materially modified after December 31, 2010. The adoption of these two accounting standards resulted in $0.8 million and $1.4 million of additional revenue recognized during the three and nine months ended September 30, 2011, respectively, which would not have been recognized if the previous revenue recognition standards were in effect. The majority of this difference relates to revenue recognized on partial shipment transactions. Under previous accounting guidance, revenue from these orders was deferred in its entirety until the entire order was delivered. The Company cannot reasonably estimate the effect of the adoption on future financial periods as the impact may vary depending on the nature and volume of future sale contracts.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Use of Estimates — The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, valuation of goodwill and other intangible assets, reserve for warranty costs, valuation of deferred tax assets, fair value of common stock, stock-based compensation expense, and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally works with both large and small channel partners. While balances outstanding with smaller partners have historically not been significant, three such parties represent 25% of accounts receivable as of September 30, 2011. The Company does not require collateral on accounts receivable and maintains reserves for estimated potential credit losses. As of September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $93,000 and $0.4 million, respectively.

Valuation of Long-lived Assets — The Company evaluates the recoverability of long-lived assets with finite lives whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of two to three years. An impairment charge is recognized as the difference between the net book value of such assets and the fair value of such assets at the date of measurement. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Goodwill — The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company uses a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company we must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As of September 30, 2011, the Company had not identified any factors to indicate there was an impairment of its goodwill and determined that no additional impairment analysis was required.

2. Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance on the assessment of goodwill impairment. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, two-step goodwill impairment test is required. Otherwise, the two-step goodwill impairment test is not required. This standard is effective for reporting periods beginning on or after December 15, 2011 and early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company will adopt this standard in the first quarter of 2012 and does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued a new accounting standard to improve the comparability and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new standard requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. The Company will adopt this standard in the first quarter of 2012 and does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued a revised accounting standard. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The standard is effective for reporting periods beginning on or after December 15, 2011 and should be applied prospectively. The Company will adopt this standard in the first quarter of 2012 and does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3. Acquisition of Identity Networks

On August 31, 2011, the Company acquired all of the outstanding stock of Identity Networks (“Identity”), a privately-owned provider of complete guest and device access management solutions located in the United Kingdom. Under the terms of the share purchase agreement, at closing, the Company paid approximately $2.0 million, net of cash acquired, to Identity shareholders. An additional $0.1 million was accrued as of September 30, 2011 due to a working capital adjustment and is to be paid to Identity shareholders. In addition, the Company agreed to pay up to $0.4 million to the former shareholders of Identity within six months of the acquisition date as earn-out consideration based on Identity meeting certain contractually agreed-upon development milestones. The Company assessed the probability of the earn-out milestones being met and included the estimated fair value of those milestones, as adjusted for the time-value of money, in the acquisition price.

The Company recorded the total acquisition price as follows (in thousands):

Cash	$2,117
Contingent consideration at estimated fair value on closing date	369
Total	$2,486

The allocation of the acquisition price for net tangible and intangible assets were as follows (in thousands):

Net tangible assets	$38
Identifiable intangible assets:
Developed technology	630
Customer relationships	160
Goodwill	1,658
Total	$2,486

The developed technology asset is attributable to products which have reached technological feasibility. The customer relationships asset is attributable to the Company’s ability and intent to sell existing in process and future versions of the acquired products to the existing customers of Identity. The value of the identified intangible assets was determined by discounting the estimated net future cash flows from the acquired products and customer agreements based on valuation technologies accepted in the technology industry. The Company is amortizing the developed technology and customer relationships assets on a straight-line basis over their estimated useful lives of three and two years, respectively.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and identified intangible assets was the acquisition of an assembled workforce of experienced engineers, synergies in products, technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts.

The Company has included the financial results of Identity Networks in the Company’s condensed consolidated financial statements commencing at the acquisition date. No pro forma information was presented based on the determination that the acquisition is not significant to the Company’s condensed consolidated financial statements.

4. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance as of December 31, 2010	$—
Goodwill recorded in connection with the acquisition of Identity Networks (Note 3)	1,658
Balance as of September 30, 2011	$1,658

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of September 30, 2011
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(18)	$612
Customer relationships	2 years	160	(6)	154
Total		$790	$(24)	$766

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

Three and Nine Months Ended
September 30, 2011
Costs of products revenues	$18
Sales and marketing	6
Total amortization expense	$24

As of September 30, 2011, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2011 (remainder)	$73
2012	290
2013	263
2014	140
Total	$766

5. Cost Method Investments

From time to time, Meru looks for opportunities to invest in other companies to further its business objectives. During the three months ended September 30, 2011, Meru invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by Meru. This company is co-founded by Dr. Vaduvur Bharghavan, a co-founder of Meru and a member of Meru’s board of directors.

Meru uses the cost method to account for this investment due to (i) Meru’s investment represents approximately 16% equity ownership of the company (ii) Dr. Bharghavan, who is the co-founder of the company, is transitioning from his day to day role as Meru’s Chief Technology Officer over the remainder of the 2011 calendar year, and (iii) Dr. Bharghavan, who remains the member of Meru’s board of directors, no longer receives any cash compensation for his role as an executive of Meru. Therefore, Meru does not control the company and does not have the ability to exercise significant influence over the company’s operating and financial policies.

Equity investments, especially equity investments in private companies are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. Meru monitors the indicators of impairment. In the event that the fair value of the investment is below its carrying value and the impairment is other-than-temporary, Meru writes down the investment to its fair value. During the three months ended September 30, 2011, there were no indicators of impairment. The Company has not valued this investment at fair value due to the investment being a privately-held company.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6. Inventory

Inventory as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30,	December 31,
	2011	2010
Finished goods	$5,134	$3,951
Channel inventory	723	685
Inventory	$5,857	$4,636

7. Net Loss Per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share of common stock excludes stock awards prior to vesting and also those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net loss per share of common stock is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted shares outstanding calculation,  stock awards and options to purchase common stock, common stock subject to repurchase and warrants to purchase common stock are considered to be common stock equivalents. In periods in which the Company has reported a net loss, the common stock equivalents have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive.

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2011	2010
Stock awards and stock options to purchase common stock	2,906,633	3,055,855
Common stock subject to repurchase	142	3,900
Common stock warrants	2,723,957	4,048,836

8. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data that requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents and short-term investments. The Company’s liability that is measured at fair value on a recurring basis  consists of an earn-out consideration.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s cash equivalents and short-term investments are valued using market prices on active markets (Level I) and less active markets (Level II). Level I instrument valuations are obtained from real-term quotes for transactions in active exchange markets involving identical assets. Level II instrument valuations are obtained from readily-available pricing sources for comparable instruments. The Company’s earn-out consideration liability is classified within Level III of the fair value hierarchy.

As of September 30, 2011, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	September 30, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$35,027	$—	$—	$35,027
U.S. government securities	—	4,999	—	4,999
Liabilities:
Earn-out consideration liability	$—	$—	$369	$369

The following table provides a summary of changes in fair value of the Company’s earn-out consideration liability measured at fair value using significant unobservable inputs (Level III) for the nine months ended September 30, 2011 (in thousands)

Fair Value
Balance as of December 31, 2010	$—
Issuance of earn-out consideration (Note 3)	369
Balance as of September 30, 2011	$369

The valuation of the earn-out consideration is discussed in Note 3. At September 30, 2011, the Company had $5.0 million of U.S. government securities which mature in less than one year, of which less than $1,000 has been in a continuous unrealized loss position.

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

9. Commitments and Contingencies

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

In evaluating the accounting treatment for this transaction, the Company identified the following specific items the Company received from the License Agreement: (1) release of past infringement claims, (2) covenant by Motorola not to sue, and (3) limited license to certain Motorola technology. The Company does not believe this License Agreement will provide future value as the Company does not plan to utilize the underlying technology in any future product development or sales. The License Agreement released and avoided certain potential litigation for the Company, but provided no other future benefits to the Company. Therefore, the Company expensed the full $7.3 million in the second quarter of the Company’s fiscal year 2011.

Operating Leases — The Company leases office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2015. In addition, the Company leases space for a research and development facility in Bangalore, India pursuant to an operating lease that expires in October 2012. The Company also leases office space for sales offices in multiple locations around the world under noncancelable operating leases that expire at various dates through 2012.

Operating Leases
Fiscal Years:
2011(remainder)	$259
2012	908
2013	499
2014	521
2015	132
Total	$2,319

Other commitments as of September 30, 2011 totaled approximately $9.8 million and consisted of inventory and other non-cancelable purchase obligations.

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

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheet, as of September 30, 2011 is as follows (in thousands):

September 30,
2011
Accrued warranty balance — beginning of year	$417
Warranty costs incurred	(79)
Provision for warranty	336
Accrued warranty balance — end of period	$674

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

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549.  Also on May 11, 2010, the Company filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. The Company’s declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first.  On October 7, 2010, the Company filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. The court denied our motion to transfer on October 12, 2011. Fact discovery was opened on March 2, 2011, and trial is scheduled to commence on November 12, 2012. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief.  At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

On October 22, 2010, EON Corp. IP Holdings, LLC. (“EON”), filed suit against the Company and a number of other defendants, including Aruba Networks, Inc., Cisco Systems, Inc., Sonus Networks, Inc., and Sprint Nextel Corporation, in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491.  EON has amended its complaint to add additional defendants and to add specificity to certain of its claims.  The Company’s response to the amended complaint was filed on March 7, 2011, denying the allegations of the amended complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and the Company has joined in the motion to transfer.  The EON amended complaint seeks unspecified monetary damages and injunctive relief.  At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On June 2, 2011, the U.S. International Trade Commission (“ITC”) instituted a Section 337 investigation regarding certain 802.11n products imported by the Company, as well as 802.11n products imported by Apple Inc., Aruba Networks, Inc., Hewlett-Packard Company and Ruckus Wireless, Inc. The complainant, Linex Technologies, Inc. (“Linex”), alleges that the respondents infringe certain U.S. patents owned by Linex.  The Company has denied that its products infringe the patents and has alleged that the patents are invalid.  Linex also filed a parallel action in the United States District Court for the District of Delaware. The Company has moved for the statutory automatic stay of the Delaware action. Discovery is ongoing  in the ITC action, and fact discovery will be completed by the end of November, 2011.  The parties’ first settlement conference was unsuccessful, and the parties are scheduling a mediation in January, 2012.  Trial is scheduled for April 12, 2012.  At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, operating results, cash flows or financial position.

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

10. Warrants for Convertible Preferred Stock and Common Stock

Series E

During 2008 and 2009, the Company issued warrants to purchase 4,510,843 shares of Series E convertible preferred stock. The Series E warrants were exercisable immediately and had an exercise price equal to $0.70 per share.

The relative fair value of the Series E warrants in the amount of $1.2 million was recorded in the consolidated balance sheets as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability from the Series E warrants was remeasured at each period end. The change in fair value of the warrants resulted in a charge to other income (expense), net in the amount of $2.7 million during the nine months ended September 30, 2010.

The Company determined the fair value of the Series E warrants as of their respective exercise dates in April 2010 using the Black-Scholes option-pricing model with the following assumptions:

April
2010
Dividend rate	0%
Risk-free interest rate	0.2%
Expected life (in years)	0
Expected volatility	53.9%

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The relative fair value of the Series B warrant of $503,000 was recorded in the consolidated balance sheets as a warrant liability and debt discount. The fair value of the warrant liability for the Series B warrant was remeasured at each period end. As of April 6, 2010, all of the Company’s convertible preferred stock converted into shares of common stock upon the closing of the Company’s IPO. Following the conversion of the convertible preferred stock, the Series B warrant became a warrant to purchase 44,202 shares of common stock. Prior to the conversion of the convertible preferred stock, the change in fair value of the warrant resulted in a charge through other income (expense), net in the amount of $344,000 during the nine months ended September 30, 2010.

The Company determined the fair value of the Series B warrant as of April 6, 2010 using the Black-Scholes option-pricing model with the following assumptions:

April 6,
2010
Dividend rate	0%
Risk-free interest rate	1.3%
Expected life (in years)	2.5
Expected volatility	67.1%

Upon the closing of the IPO, the Series B warrant was remeasured and the related fair value was reclassified to additional paid-in capital. During the nine months ended September 30, 2011, this Series B warrant to purchase 44,202 shares of common stock (after giving effect to the stock split in connection with the IPO) was exercised, in full, utilizing a cashless exercise provision.  As a result, the Company issued 26,520 shares of common stock.

Common Stock

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock.  During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant.  These common stock warrants are exercisable immediately, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the year ended 2010, warrants to purchase 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 19,072 shares of common stock. During the nine months ended September 30, 2011, warrants to purchase 1,265,293 shares were exercised utilizing a cashless exercise provision.  As a result, the Company issued 548,125 shares of common stock. The remaining warrants to purchase 2,723,957 shares of common stock have not been exercised and were still outstanding as of September 30, 2011.

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

These common stock warrants were amended to remove the cash redemption feature and the other variable terms outside of the Company’s control effective upon the closing of the Company’s IPO which occurred on April 6, 2010. The change in fair value of the warrants resulted in a charge through other income (expense), net in the amount of approximately $30.6 million during the nine months ended September 30, 2010. Upon the closing of the Company’s IPO, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital.

11. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants. In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s IPO on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units and stock appreciation rights. The number of shares reserved for issuance under the 2010 Plan will be increased on the first day of each of our fiscal years by the lesser of 4% of our outstanding common stock on the last day of the immediately preceding fiscal year or the number of shares determined by the board of directors. During the nine months ended September 30, 2011, shares equal to 4% of the outstanding shares of the Company on December 31, 2010, 653,512 shares, were registered and reserved for issuance under the 2010 Plan. In addition, an amendment to our 2010 Stock Incentive Plan to add an additional 700,000 shares to the number of shares of common stock authorized for issuance under our 2010 Stock Incentive Plan was approved at the Company’s 2011 shareholder meeting.

The Company’s stock-based compensation expense was $1.6 million and $1.1 million during the three months ended September 30, 2011 and 2010 and was $4.5 million and $2.6 million during the nine months ended September 30, 2011 and 2010, respectively. The total stock-based compensation expense consisted of stock-based compensation expense for stock options and awards granted to employees of $1.6 million and $1.1 million and nonemployees of $0 and $14,000 for the three months ended September 30, 2011 and 2010, respectively. The total stock-based compensation expense consisted of stock-based compensation expense for stock options and awards granted to employees of $4.5 million and $2.6 million and nonemployees of $0 and $45,000 for the nine months ended September 30, 2011 and 2010, respectively.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and nine months ended September 30, 2011 and 2010 was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.0%	1.6%	1.8%	2.8%
Expected life (in years)	5.0	5.6	5.0	5.6
Expected volatility	57.6%	58.9%	57.4%	60.5%

A summary of the Company’s stock option activity during the nine months ended September 30, 2011 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2011	1,638,332	2,460,544	$7.58	8.2	$19,603
Additional options authorized	1,353,512	—	—
Options granted	(660,175)	660,175	14.54
Restricted stock granted	(291,968)	—	—
Repurchased	1,187	—	—
Forfeited options	173,900	(173,900)	8.85
Forfeited restricted stock	48,205	—	—
Exercised options	—	(504,324)	4.11
Outstanding — September 30, 2011	2,262,993	2,442,495	$10.09	8.3	$1,530
Vested and expected to vest — September 30, 2011		1,415,670	$9.61	8.1	$1,243
Vested — September 30, 2011		853,772	$8.19	7.5	$1,130

The aggregate intrinsic value of options exercised was $0.1 million for each of the three months ended September 30, 2011 and 2010 and was $7.6 million and $0.5 million for the nine months ended September 30, 2011 and 2010, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of September 30, 2011 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $6.50	250,119	6.0	$3.44	199,080	$3.14
$6.50 - $8.67	1,065,187	8.2	7.84	425,767	7.86
$8.67 - $10.84	436,215	8.4	9.15	110,148	9.10
$10.84 - $17.34	417,932	9.4	15.56	43,424	14.69
$17.34 - $21.68	273,042	9.1	18.04	75,353	18.37
	2,442,495	8.3	$10.09	853,772	$8.19

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of September 30, 2011, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $5.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Restricted Stock — The Company issued 291,968 and 224,800 shares of restricted stock units (“RSUs”) to employees and members of the board of directors during the nine months ended September 30, 2011 and 2010, respectively. The Company recognized stock-based compensation in the amount of $0.8 million and $1.4 million for the restricted stock units during the three and nine months ended September 30, 2011. The Company recognized stock-based compensation in the amount of $72,000 for the restricted stock units during the three and nine months ended September 30, 2010. The Company did not issue restricted stock awards during the nine months ended September 30, 2011. The Company issued 30,572 shares of restricted stock awards to directors during the nine months ended September 30, 2010. These restricted shares will vest from one to four years from the date of issuance if the employees or directors, as applicable, remain with the Company for the duration of the vesting period. Some RSUs are performance based awards, therefore, the vesting of these RSUs is subject to the achievement of specific performance metrics in addition to continued service. The Company recognized stock-based compensation in the amount of $0.2 million for the restricted stock awards during the nine months ended September 30, 2011.The Company recognized stock-based compensation in the amount of $76,000 and $0.1 million for the restricted stock awards during the three and nine months ended September 30, 2010, respectively.

A summary of the Company’s restricted stock award activity during the nine months ended September 30, 2011 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Awards	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2011	26,295	$17.15
Restricted stock awards granted	—	—
Restricted stock awards released	(22,695)	17.69
Restricted stock awards forfeited	—	—
Outstanding — September 30, 2011	3,600	$13.73	$29

A summary of the Company’s restricted stock unit activity during the nine months ended September 30, 2011 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2011	222,350	$15.13
Restricted stock units granted	291,968	17.29
Restricted stock units released	(59,121)	15.58
Restricted stock units forfeited	(48,205)	15.13
Outstanding — September 30, 2011	406,992	$16.55	$3,317

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the three months ended September 30, 2011, the Company withheld $0.1 million related to employee taxes based on the Company’s closing stock price on their applicable RSU vesting date.

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

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the three and nine months ended September 30, 2011 are as follows:

Shares
Unvested shares — January 1, 2011	2,996
Vesting of options exercised early	(855)
Options repurchased during the period	(241)
Unvested shares — March 31, 2011	1,900
Vesting of options exercised early	(760)
Options repurchased during the period	(769)
Unvested shares — June 30, 2011	371
Vesting of options exercised early	(52)
Options repurchased during the period	(177)
Unvested shares — September 30, 2011	142

Stock Option Activity for Nonemployee Consultants — During the nine months ended September 30, 2011, the Company did not issue options to purchase common stock to nonemployees. The Company did not recognize stock-based compensation expenses related to nonemployees during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company issued options to nonemployees for the purchase of 28,653 shares of common stock in exchange for services. These options were issued with an exercise price of $9.10 per share. These options were scheduled to vest monthly over four years as long as consulting services were still being provided to the Company. The Company accounted for these options as variable awards. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term. Total stock-based compensation related to nonemployees was $14,000 and $45,000 for the three and nine months ended September 30, 2010.

During the year ended December 31, 2010, the remaining unvested shares of a nonemployee grant in the amount of 25,072 shares were cancelled in connection with the consultant becoming a director of the Company. In exchange for the cancellation of these options, the director was granted stock options and restricted stock awards with a total grant date fair value of $0.4 million which resulted in an incremental value of $0.1 million. The total fair value of the options and restricted stock awards will be recognized as stock-based compensation over vesting periods of seven months to four years.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”). A total of 730,770 shares of common stock were reserved for future issuance under the ESPP, which became effective upon the closing of the Company’s IPO. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of one percent (1%) of the outstanding shares of the Company on such date or a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010. During the nine months ended September 30, 2011, shares equal to one percent of the outstanding shares of the Company on January 1, 2011, 163,378 shares, were registered and reserved for issuance under the ESPP.

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model. During the three and nine months ended September 30, 2011, the Company recognized compensation expense in the amount of $0.2 million and $0.5 million related to the ESPP. During the three and nine months ended September 30, 2010, the Company recognized compensation expense in the amount of $0.2 million and $0.4 million related to the ESPP. The Company issued 93,307 shares of common stock for $1.1 million during the year ended December 31, 2010. The Company issued 71,551 shares of common stock for $0.8 million during the nine months ended September 30, 2011. The Company had 729,290 shares of its common stock available for future issuance under the ESPP as of September 30, 2011.

12. Information about Geographic Areas

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Americas	$13,891	$15,194	$43,191	$45,562
EMEA	6,918	5,116	17,762	13,334
Asia Pacific	2,949	1,527	6,185	3,462
Total	$23,758	$21,837	$67,138	$62,358

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Americas’ revenues in the table above includes revenues from customers in the United States of $11.6 million and $13.1 million for the three months ended September 30, 2011 and 2010 and $37.9 million and $40.5 million for the nine months ended September 30, 2011 and 2010. The Americas’ revenues and the revenues from the customers in the United States for the three and nine months ended September 30, 2011 and 2010 were negatively impacted by the decline of ratable products and services revenues during the same period. The EMEA’s revenues in the table above include revenues from customers in the United Kingdom of $4.6 million and $2.2 million for the three months ended September 30, 2011 and 2010 and $8.7 million and $5.8 million for the nine months ended September 30, 2011 and 2010.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2011	2010
United States	$1,029	$649
India	134	114
Japan	23	—
Total	$1,186	$763

13. Income Taxes

The Company’s provision for income taxes was $98,000 and $88,000 for the three months ended September 30, 2011 and 2010 and was $0.3 million and $0.2 million for the nine months ended September 30, 2011 and 2010, consisting primarily of provisions for foreign income taxes.

As of September 30, 2011 and December 31, 2010, the Company had $1.6 million of cumulative unrecognized tax benefits of which $98,000 has an effect on the Company’s effective tax rate.

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

14. Related-Party Transactions

The Company has a reseller in Japan that is a related party. This reseller owned shares of the Company’s stock during the three and nine month periods ended September 30, 2011 and 2010. The total revenue from this related party amounted to $0.2 million and $0.4 million for the three months ended September 30, 2011 and 2010. The total revenue from this related party amounted to $0.7 million and $1.1 million for the nine months ended September 30, 2011 and 2010. Accounts receivable from the related party were $67,000 and $0.2 million as of September 30, 2011 and December 31, 2010.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company has a distributor in Japan that is a related party. This distributor owned shares of the Company’s stock during the three and nine month periods ended September 30, 2011 and 2010. The total revenue from this related party amounted to $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010. The total revenue from this related party amounted to $0.6 million and $0.3 million for the nine months ended September 30, 2011 and 2010. Accounts receivable from this related party were $50,000 and $0.1 million as of September 30, 2011 and December 31, 2010.

The Company invested in a private company that is a related party. The company is co-founded by Dr. Vaduvur Bharghavan, who is a member of our board of directors. The total investment in this related party amounted to $1.3 million for the three months ended September 30, 2011. See Note 5 for more information.

15. Comprehensive Loss

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

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(5,372)	$(797)	$(18,513)	$(35,711)
Foreign currency translation adjustment	(147)	12	(83)	—
Change in net unrealized gain on available-for-sale securities	(1)	—	(1)	—
Comprehensive loss	$(5,520)	$(785)	$(18,597)	$(35,711)

16. Subsequent Event

On October 3, 2011, the Company’s chief executive officer, Ihab Abu-Hakima, informed the Company of his determination to resign on or before March 31, 2012. In connection with that determination, the Company and Mr. Abu-Hakima entered into a transitional employment agreement for his continued service during the transitional period. Under the terms of the agreement, Mr. Abu-Hakima is expected to earn approximately $1.7 million in addition to his regular salary and bonus. The Company expects to recognize this expense over Mr. Abu-Hakima’s remaining period of service to the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This Periodic Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We disclaim any duty to update any of these forward-looking statements after the date of this Form 10-Q to confirm these statements to actual results or revised expectations.

Overview

We provide a virtualized wireless LAN solution that is designed to cost-effectively optimize the enterprise network to deliver the performance, reliability, predictability and operational simplicity of a wired network, with the advantages of mobility. Our solution represents an innovative approach to wireless networking that utilizes virtualization technology to create an intelligent and self-monitoring wireless network. We sell a virtualized wireless LAN solution built around our System Director™ Operating System, which runs on our controllers and access points. We also offer additional products designed to deliver centralized network management, predictive and proactive diagnostics and enhanced security including guest access.

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by over 5,500 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities.

We outsource the manufacturing of our hardware products, including all of our access points and controllers, to original design manufacturers and contract manufacturers. We also outsource the warehousing and delivery of our products to a third-party logistics provider in the United States for worldwide fulfillment.

Our products and support services are sold worldwide, primarily through value added resellers, or VARs, and distributors, who serve as our channel partners. We employ a sales force that is responsible for managing sales within each geographic territory in which we market and sell our products.

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

Our revenues have grown from $1.1 million in 2005 to $85.0 million in 2010 and were $67.1 million during the nine months ended September 30, 2011. It is very difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

On October 3, 2011, our chief executive officer, Ihab Abu-Hakima, informed the Company of his determination to resign effective the earlier of March 31, 2012, or the date that is 30 days after the date on which a new chief executive officer is appointed and commences work in that capacity. In connection with that determination, we and Mr. Abu-Hakima entered into a transitional employment agreement for his continued service during the transitional period. Under the terms of the agreement, Mr. Abu-Hakima is expected to earn approximately $1.7 million in addition to his regular salary and bonus. We expect to recognize this expense over Mr. Abu-Hakima’s remaining period of service with us.

We have incurred losses since inception as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of September 30, 2011, we had an accumulated deficit of $213.7 million.

Vendor Specific Objective Evidence

Our recognition of revenues in a particular period depends on the satisfaction of specific revenue recognition criteria, which we describe in more detail below. The Company adopted two new accounting standards for certain revenue arrangements and multiple deliverable revenue arrangements on January 1, 2011. The adoption of these two accounting standards resulted in $0.8 million and $1.4 million of additional revenue recognized during the three and nine months ended September 30, 2011, respectively, which would not have been recognized if the previous revenue recognition standards were in effect. This difference mainly relates to revenue recognized on partial shipment transactions. Under previous accounting guidance, revenue from these orders was deferred in its entirety until the entire order was delivered.

The manner in which we recognize our revenues has changed significantly over time, particularly in 2008 and 2009, when we established vendor specific objective evidence (“VSOE”) for our support services. These changes have had a significant impact on the timing of when we recognize revenues from sales of our products and services. Generally, upon establishing VSOE for support services for a customer or class of customers, our total recognized revenues from sales to these customers increased in subsequent periods because we were able to recognize all of the products revenues from these sales in these periods once all revenue recognition criteria were satisfied, and we were no longer required to defer the recognition of products revenues over the support period. We also continued to recognize ratable products and services revenues from sales to customers made prior to establishing VSOE for support services. This impact will decrease over time as our deferred revenue balance declines from the time we established VSOE for support services. We recognize the costs of revenues in the same period in which we recognize the associated revenues. When reviewing our financial performance and making period-to-period comparisons, you should consider the impact that the timing of the adoption of the two new accounting standards and the establishment of VSOE had on our financial results, including the amount of our revenues and costs of revenues.

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

Deferred Revenue. Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. We established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times during 2007, 2008 and 2009. The decreases in deferred revenue due to the related recognition of ratable revenue are partially offset by the sale of support services that will be recognized over the term of the support agreements. The total deferred revenue as of September 30, 2011 and December 31, 2010 were $14.9 million and $16.6 million, respectively.

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

Litigation Reserve. Litigation reserve consists of the expense related to our License Agreement with Motorola. As part of the License Agreement, we paid Motorola $7.3 million during the nine months ended September 30, 2011.

Interest Expense, net. Interest expense, net consists primarily of interest expense on debt and interest income on cash and cash equivalents and short-term investments balances. We paid off our long-term debt during the six months ended June 30, 2011. The Interest expense, net consists primarily of customer prompt payment discounts for three months ended September 30, 2011.

Other Income (Expense), net. During the nine months ended September 30, 2011, other income (expense), net consists primarily of gains and losses on foreign currency transactions. During the nine months ended September 30, 2010, other income (expense), net consists primarily of charges to record fair value adjustments for our warrants to purchase convertible preferred stock and warrants to purchase common stock. Until the closing of our initial public offering on April 6, 2010, our outstanding warrants were classified as a liability on our condensed consolidated balance sheets and any changes in fair value were recognized as a component of other income (expense), net.

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

Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, there have been no significant changes in the Company’s accounting policies during the nine months ended September 30, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See Note 1 of the Notes to the Company’s Condensed Consolidated Financial Statements included in Item 1 “Condensed Consolidated Financial Statements” for information about revenue recognition.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended September 30,
	2011		2010
REVENUES:
Products	$20,096	84.6%	$16,710	76.5%
Support and services	3,155	13.3	2,571	11.8
Ratable products and services	507	2.1	2,556	11.7
Total revenues	23,758	100.0	21,837	100.0
COSTS OF REVENUES:
Products	7,239	30.5	5,876	26.9
Support and services	1,191	5.0	611	2.8
Ratable products and services	333	1.4	1,311	6.0
Total costs of revenues	8,763	36.9	7,798	35.7
Gross margin	14,995	63.1	14,039	64.3
OPERATING EXPENSES:
Research and development	3,718	15.6	3,124	14.3
Sales and marketing	12,869	54.2	8,653	39.7
General and administrative	3,655	15.4	2,801	12.8
Total operating expenses	20,242	85.2	14,578	66.8
Loss from operations	(5,247)	(22.1)	(539)	(2.5)
Interest expense, net	(45)	(0.2)	(182)	(0.8)
Other income, net	18	0.1	12	0.1
Loss before provision for income taxes	(5,274)	(22.2)	(709)	(3.2)
Provision for income taxes	98	0.4	88	0.4
Net loss	$(5,372)	(22.6)%	$(797)	(3.6)%

Revenues

Our total revenues increased by $1.9 million, or 8.8%, to $23.8 million during the three months ended September 30, 2011 from $21.8 million during the three months ended September 30, 2010. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $4.0 million, or 20.6%, to $23.3 million during the three months ended September 30, 2011 from $19.3 million during the three months ended September 30, 2010. This increase was primarily the result of increased demand for our products, particularly in the EMEA and Asia Pacific regions during the three months ended September 30, 2011.

Products revenues increased by $3.4 million, or 20.3%, to $20.1 million during the three months ended September 30, 2011 from $16.7 million during the three months ended September 30, 2010. The increase was primarily a result of an increase in unit shipments particularly in the EMEA and Asia Pacific regions during the three months ended September 30, 2011.

Support and services revenues increased by $0.6 million, or 22.7%, to $3.2 million during the three months ended September 30, 2011 from $2.6 million during the three months ended September 30, 2010. The increase in support and services revenues is a result of increased product sales, particularly in the EMEA and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues to increase.

Ratable products and services revenues decreased by $2.0 million, or 80.2%, to $0.5 million during the three months ended September 30, 2011 from $2.6 million during the three months ended September 30, 2010.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $1.0 million, or 12.4%, to $8.8 million during the three months ended September 30, 2011 from $7.8 million during the three months ended September 30, 2010. Overall gross margins, as a percentage of total revenues, decreased to 63.1% during the three months ended September 30, 2011 from 64.3%

during the three months ended September 30, 2010. This decrease was primarily the result of our continued investment in headcount related to customer support and professional services, product and geographic mix and an increase in stock-based compensation expense. Our support and services gross margins, as a percentage of support and services revenues, decreased to 62.3% during the three months ended September 30, 2011 from 76.2% during the three months ended September 30, 2010 as a result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable products and services gross margins, as a percentage of ratable products and services revenues, decreased to 34.3% during the three months ended September 30, 2011 from 48.7% during the three months ended September 30, 2010. Our product gross margins, as a percentage of product revenues, decreased to 64.0% during the three months ended September 30, 2011 from 64.8% during the three months ended September 30, 2010.  This decrease was primarily the result of product and geographic mix.

Operating Expenses

Our operating expenses increased by $5.7 million, or 38.9%, to $20.2 million during the three months ended September 30, 2011 from $14.6 million during the three months ended September 30, 2010. Our operating expenses increased as a percentage of revenue from 66.8% during the three months ended September 30, 2010 to 85.2 % during the three months ended September 30, 2011. The increase was primarily due to an increase of $2.1 million in personnel costs related to increased headcount, an increase of $0.8 million in sales and marketing program expenses, an increase of $0.6 million in legal fees related to the acquisition of Identity Networks and ongoing litigation, an increase of $0.6 million in travel expenses, an increase of $0.4 million in stock-based compensation expense, and an increase of $0.4 million in research and development project costs during the three months ended September 30, 2011 as compared to the same period of last year.

Research and Development Expenses

Research and development expenses increased by $0.6 million, or 19.0%, to $3.7 million during the three months ended September 30, 2011 from $3.1 million during the three months ended September 30, 2010. This increase is primarily the result of an increase of $0.4 million in project costs to support continued enhancements to existing products and the development of new products.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.2 million, or 48.7%, to $12.9 million during the three months ended September 30, 2011 from $8.7 million during the three months ended September 30, 2010. This increase is primarily the result of an increase of $2.2 million in sales and marketing personnel costs, $0.8 million in sales and marketing program expenses, $0.6 million in travel expenses, $0.3 million in stock-based compensation expense and during the three months ended September 30, 2011 as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, or 30.5%, to $3.7 million during the three months ended September 30, 2011 from $2.8 million during the three months ended September 30, 2010. This increase is primarily the result of an increase of $0.6 million in legal expense related to the acquisition of Identity Networks and ongoing litigation.

Interest Expense, net

Interest expense, net decreased by $0.1 million, or 75.3%, to $45,000 during the three months ended September 30, 2011 from $0.2 million during the three months ended September 30, 2010. This decrease is primarily due to the paydown of the principal balances on our long-term debt.

Other Income, net

Other income, net stayed flat at $18,000 during the three months ended September 30, 2011 as compared to $12,000 during the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Nine Months Ended September 30,
	2011		2010
REVENUES:
Products	$54,551	81.3%	$45,727	73.3%
Support and services	9,415	14.0	7,431	11.9
Ratable products and services	3,172	4.7	9,200	14.8
Total revenues	67,138	100.0	62,358	100.0
COSTS OF REVENUES:
Products	19,614	29.2	15,912	25.5
Support and services	3,131	4.7	1,582	2.5
Ratable products and services	1,824	2.7	4,928	7.9
Total costs of revenues	24,569	36.6	22,422	35.9
Gross margin	42,569	63.4	39,936	64.1
OPERATING EXPENSES:
Research and development	10,533	15.7	8,960	14.4
Sales and marketing	32,926	49.0	24,168	38.8
General and administrative	9,999	14.9	7,816	12.5
Litigation reserve	7,250	10.8	—	—
Total operating expenses	60,708	90.4	40,944	65.7
Loss from operations	(18,139)	(27.0)	(1,008)	(1.6)
Interest expense, net	(199)	(0.3)	(660)	(1.1)
Other income (expense), net	86	0.1	(33,848)	(54.3)
Loss before provision for income taxes	(18,252)	(27.2)	(35,516)	(57.0)
Provision for income taxes	261	0.4	195	0.3
Net loss	$(18,513)	(27.6)%	$(35,711)	(57.3)%

Revenues

Our total revenues increased by $4.8 million, or 7.7%, to $67.1 million during the nine months ended September 30, 2011 from $62.4 million during the nine months ended September 30, 2010. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $10.8 million, or 20.3%, to $64.0 million during the nine months ended September 30, 2011 from $53.2 million during the nine months ended September 30, 2010. This increase was primarily the result of increased demand for our products, particularly in the EMEA and Asia Pacific regions during the nine months ended September 30, 2011.

Products revenues increased by $8.8 million, or 19.3%, to $54.6 million during the nine months ended September 30, 2011 from $45.7 million during the nine months ended September 30, 2010. The increase was primarily a result of an increase in unit shipments particularly in the EMEA and Asia Pacific regions during the nine months ended September 30, 2011.

Support and services revenues increased by $2.0 million, or 26.7%, to $9.4 million during the nine months ended September 30, 2011 from $7.4 million during the nine months ended September 30, 2010. The increase in support and services revenues is a result of increased product sales, particularly in the EMEA and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues to increase.

Ratable products and services revenues decreased by $6.0 million, or 65.5%, to $3.2 million during the nine months ended September 30, 2011 from $9.2 million during the nine months ended September 30, 2010.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $2.1 million, or 9.6%, to $24.6 million during the nine months ended September 30, 2011 from $22.4 million during the nine months ended September 30, 2010. Overall gross margins, as a percentage of total revenues, decreased to 63.4% during the nine months ended September 30, 2011 from 64.1% during the nine months ended September 30, 2010. Our support and services gross margins, as a percentage of support and services revenues, decreased to 66.7% during the nine months ended September 30, 2011 from 78.7% during the nine months ended September 30, 2010. This decrease was primarily the result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable gross margins, as a percentage of ratable revenues, decreased to 42.5% during the nine months ended September 30, 2011 from 46.4% during the nine months ended September 30, 2010. Our product gross margins, as a percentage of product revenues, decreased to 64.0% during the nine months ended September 30, 2011 from 65.2% during the nine months ended September 30, 2010.  This decrease was primarily the result of a product and geographic mix.

Operating Expenses

Our operating expenses increased by $19.8 million, or 48.3%, to $60.7 million during the nine months ended September 30, 2011 from $40.9 million during the nine months ended September 30, 2010. Our operating expenses increased as a percentage of revenue from 65.7% during the nine months ended September 30, 2010 to 90.4% during the nine months ended September 30, 2011. The increase was primarily due to a litigation reserve expense of $7.3 million as well as an increase of $5.8 million in personnel costs related to increased headcount, an increase of $1.8 million in stock-based compensation expense, an increase of $1.2 million in travel expenses, an increase of $1.1 million in sales and marketing program expenses, an increase of $0.7 million in legal fees related to the acquisition of Identity Networks and ongoing litigation, an increase of $0.6 million in research and development project costs and an increase of $0.3 million in facility expense during the three months ended September 30, 2011 as compared to the same period of last year.

Research and Development Expenses

Research and development expenses increased by $1.6 million, or 17.6%, to $10.5 million during the nine months ended September 30, 2011 from $9.0 million during the nine months ended September 30, 2010. This increase is primarily the result of an increase of $0.3 million in research and development personnel costs, an increase of $0.6 million in project costs to support continued enhancements to existing products and the development of new products and $0.3 million in stock-based compensation expense during the nine months ended September 30, 2011 as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses increased by $8.8 million, or 36.2%, to $32.9 million during the nine months ended September 30, 2011 from $24.2 million during the nine months ended September 30, 2010. This increase is primarily the result of an increase of $4.8 million in sales and marketing personnel costs, $1.2 million in travel expenses, $1.1 million in sales and marketing program expenses and $0.9 million in stock-based compensation expense during the nine months ended September 30, 2011.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 27.9%, to $10.0 million during the nine months ended September 30, 2011 from $7.8 million during the nine months ended September 30, 2010. This increase is primarily the result of an increase of $0.7 million in general and administrative personnel costs, an increase of $0.7 million in legal expense related to the acquisition of Identity Networks and ongoing litigation and $0.5 million in stock-based compensation expense. We have incurred additional accounting and legal costs related to compliance with the rules and regulations that govern us as a public company, including the additional costs of working toward compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Litigation Reserve Expense

During the nine months ended September 30, 2011, we entered into a license agreement with Motorola. As part of the license agreement, we agreed to pay Motorola $7.3 million and expensed the full amount in the nine months ended September 30, 2011. See Note 9 of the Notes to the Company’s Condensed Consolidated Financial Statements included in Item 1 “Condensed Consolidated Financial Statements” for information regarding this matter.

Interest Expense, net

Interest expense, net decreased by $0.5 million, or 69.8%, to $0.2 million during the nine months ended September 30, 2011 from $0.7 million during the nine months ended September 30, 2010. This decrease is primarily due to the paydown of the principal balances on our long-term debt.

Other Income (Expense), net

Other income (expense), net changed from a net expense of $33.8 million during the nine months ended September 30, 2010 to a net income of $86,000 during the nine months ended September 30, 2011. This change is primarily due to the increase in the fair value of our warrants to purchase convertible preferred stock and common stock and the related adjustment to the warrant liability in the amount of $33.6 million during the nine months ended September 30, 2010. Upon the closing of our initial public offering on April 6, 2010, we remeasured the warrants and reclassified the related fair value to additional paid-in capital.  Accordingly, we no longer recognize gains and losses as a result of changes in the fair value of these warrants and incurred no such expense during the nine months ended September 30, 2011.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and a credit facility. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We have also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million.  In 2010, we received $57.1 million from our initial public offering, representing the net proceeds of the offering after deducting underwriters’ commissions and discounts and other issuance costs. During the nine months ended September 30, 2011, we paid off our long-term debt and, as of September 30, 2011, we had no outstanding debt. We have a working capital line of credit bearing interest at the lenders’ prime rate. As of September 30, 2011, the total amount outstanding under the line of credit was zero and we had unused amounts under the line of credit of $7.0 million. Our line of credit agreement contains certain affirmative and negative covenants, including restrictions with respect to payment of cash dividends, merger or consolidation, changes in the nature of our business, disposal of assets and obtaining additional loans. As of September 30, 2011, we were in compliance with our debt covenants. Our line of credit agreement is collateralized by all of our assets. In the event we fail to comply with our debt covenants, any amounts outstanding under our line of credit agreement would become due and payable absent a waiver from our lender.

As of September 30, 2011, we had cash and cash equivalents of $41.7 million and short-term investments of $5.0 million, resulting in a combined balance of $46.7 million as compared to a combined cash and cash-equivalents and short-term investments balance of $67.3 million as of December 31, 2010.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operations as we expanded our business. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. Our largest source of operating cash flows is cash collections from our customers. Cash used in operating activities was $16.3 million during the nine months ended September 30, 2011. Cash provided by operating activities was $97,000 during the nine months ended September 30, 2010.

Cash used in operating activities of $16.3 million during the nine months ended September 30, 2011 reflected a net loss of $18.5 million and changes in our net operating assets and liabilities of $3.0 million, partially offset by non-cash charges of $5.1 million, $4.5 million of which relates to stock-based compensation during the nine months ended September 30, 2011. The change in our net operating assets and liabilities was comprised of an increase of $2.1 million in accounts receivable, net due to geographic mix within our revenue growth and an increase of $1.2 million in inventory, a decrease of $1.7 million in deferred revenue was partially offset by a decrease of $1.3 million in deferred inventory costs and a net increase of $0.7 million in accounts payable and accrued liabilities.

Cash provided by operating activities of $97,000 during the nine months ended September 30, 2010 reflected a net loss of $35.7 million, offset by non-cash charges of $36.7 million, $33.6 million of which relates to the increase in the fair value of the common stock underlying our warrants. Cash from our net operating assets and liabilities decreased slightly during the nine months ended September 30, 2010. This was comprised of a decrease of $6.9 million in deferred revenue was offset by a decrease of $3.8 million in deferred inventory costs and an increase of $3.4 million in accrued liabilities.

Cash Flows from Investing Activities

Our investing activities have consisted of our short-term investments, our Identity Networks acquisition, investment in non-marketable securities, and capital expenditures during the nine months ended September 30, 2011. The purchase of $10.0 million of short-term investments was offset by the maturity of $10.0 million of short-term investments. We used $0.9 million for capital expenditures. In addition, we acquired Identity Networks for a purchase price of $2.5 million, of which $2.0 million was the initial cash payment, net of cash acquired. See Note 3 of the Notes to the Company’s Condensed Consolidated Financial Statements included in Item 1 “Condensed Consolidated Financial Statements”. Further, we invested $1.3 million in a non-public company. See Note 5 of the Notes to the Company’s Condensed Consolidated Financial Statements included in Item 1 “Condensed Consolidated Financial Statements”.

Our investing activities during the nine months ended September 30, 2010 consisted solely of our capital expenditures. Cash used in investing activities during the nine months ended September 30, 2010 was $0.5 million as a result of our capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering, issuance of common stock in conjunction with the exercises of the Company’s stock options, the sale of convertible preferred stock, the incurrence of long-term debt and the use of a line of credit facility. During the nine months ended September 30, 2011, we paid off our long-term debt and, as of September 30, 2011, we had no outstanding debt.

During the nine months ended September 30, 2011, net cash used in financing activities was $82,000 primarily as a result of the principal payments on our long-term debt of $2.9 million offset by the proceeds from the exercise of stock options and the purchases under the employee stock purchase plan in the amount of $2.8 million.

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

Contractual Obligations

As of September 30, 2011, we had operating lease obligations of $2.3 million, of which the longest remaining lease expires in 2015, and outstanding purchase commitments of $9.8 million due within the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended September 30, 2011, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $46.7 million and $67.3 million as of September 30, 2011 and December 31, 2010. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the six month ended September 30, 2011, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549.  Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first.  On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. The court denied our motion to transfer on October 12, 2011. Fact discovery was opened on March 2, 2011, and trial is scheduled to commence on November 12, 2012. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

On October 22, 2010, EON Corp. IP Holdings, LLC., or EON, filed suit against us and a number of other named defendants, including Aruba Networks, Inc., Cisco Systems, Inc., Sonus Networks, Inc., and Sprint Nextel Corporation, in the United States District Court for the Easter District of Texas asserting infringement of U.S. Patent No. 5,592,491.  EON has amended its complaint to add additional defendants and to add specificity to certain of its claims. Our response to the amended complaint was filed on March 7, 2011, denying the allegations of the amended complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and we have joined in the motion to transfer.  The EON amended complaint seeks unspecified monetary damages and injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

On June 2, 2011, the U.S. International Trade Commission, or ITC, instituted a Section 337 investigation regarding certain 802.11n products imported by us, as well as 802.11n products imported by Apple Inc., Aruba Networks, Inc., Hewlett-Packard Company and Ruckus Wireless, Inc. The complainant, Linex Technologies, Inc., or Linex, alleges that the respondents infringe certain U.S. patents owned by Linex.  We have denied that our products  infringe the patents and have alleged that the patents are invalid.  Linex also filed a parallel action in the United States District Court for the District of Delaware.  We have moved for the statutory automatic stay of the Delaware action. Discovery is ongoing  in the ITC action, and fact discovery will be completed by the end of November, 2011. The parties’ first settlement conference was unsuccessful, and the parties are scheduling a mediation in January, 2012. Trial is scheduled for April 12, 2012. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

We have incurred significant losses since our inception, including net losses of $18.5 million and $35.7 million during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, we had an accumulated deficit of $213.7 million and $195.2 million, respectively. These losses have resulted principally from costs incurred in our research and development programs, sales and marketing programs, and non-cash adjustments to the fair value of our warrant liability. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company and we expect these costs to continue to increase. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

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

If we cannot effectively integrate and retain key employees, the execution of our business strategy may be significantly delayed or adversely impacted. We hired a senior vice president to run our worldwide sales, service and support organization, a senior vice president to run our engineering organization and a senior vice president to run our marketing organization during the nine months ended September 30, 2011. Similarly, Dr. Vaduvur Bharghavan, our Chief Technology Officer, and Ihab Abu-Hakima, our Chief Executive Officer, informed us that they intend to transition from their roles with us on or prior to December 31, 2011 and March 31, 2012, respectively, and we have commenced a search for a new chief executive officer. Our success in the remainder of 2011 and subsequent periods will depend a significant part on our ability to integrate and retain new executives into our operations and their ability to enhance and implement our operations and strategy.

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

Our strategy to rapidly increase our investments in sales and marketing programs and personnel may not generate the revenue increases anticipated or such revenue increases may only be realized over a longer period than currently expected.

Throughout 2011 we have been rapidly expanding our field sales organization to provide improved coverage of the growing number of business opportunities in our target markets, and expect to continue to do so.  Significant investments have been and are being made in training and on-boarding activities to assist new sales teams in becoming productive in a relatively short period of time.  In addition, a variety of investments are being made in marketing programs to complement this ramp up in the field sales organization.  Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets. If our marketing programs are not successful in creating market awareness of our company and products or the timing and degree of increased revenues resulting from our increased sales and marketing efforts does not meet our expectations our business, financial condition and results of operations may suffer materially, and we will not be able to achieve sustained growth.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. For example:

•                             On May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549.  Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that we are not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first.  On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice. The court denied our motion to transfer on October 12, 2011. Fact discovery was opened on March 2, 2011, and trial is scheduled to commence on November 12, 2012. The Extricom Ltd. complaint seeks unspecified monetary damages and injunctive relief. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

•                             On October 22, 2010, EON Corp. IP Holdings, LLC., or EON, filed suit against the Company and a number of other defendants, including Aruba Networks, Inc., Cisco Systems, Inc., Sonus Networks, Inc., and Sprint Nextel Corporation, in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491.  EON has amended its complaint to add additional defendants and to add specificity to certain of its claims.  The Company’s response to the amended complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action has filed a motion to transfer the case to the Northern District of California, and the Company has joined in the motion to transfer.  The EON amended complaint seeks unspecified monetary damages and injunctive relief.  At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

•                             On June 2, 2011, the U.S. International Trade Commission, or ITC, instituted a Section 337 investigation regarding certain 802.11n products imported by us, as well as 802.11n products imported by Apple Inc., Aruba Networks, Inc., Hewlett-Packard Company and Ruckus Wireless, Inc.  The complainant, Linex Technologies, Inc., or Linex, alleges that the respondents infringe certain U.S. patents owned by Linex.  We have denied that our products  infringe the patents and have alleged that the patents are invalid.  Linex also filed a parallel action in the United States District Court for the District of Delaware.  We have moved for the statutory automatic stay of the Delaware action. Discovery is ongoing in the ITC action, and fact discovery will be completed by the end of November, 2011. The parties’ first settlement conference was unsuccessful, and the parties are scheduling a mediation in January, 2012. Trial is scheduled for April 12, 2012. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position. Third parties have from time to time claimed, and others may claim in the future, that we have infringed their past, current or future intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes to our products or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business, results of operations, cash flows and financial position.

Additionally, we have received letters from, and had ongoing discussions with, one of our competitors, Motorola, that has a large patent portfolio and substantial resources alleging that our products infringe upon certain of their patents. Those negotiations ultimately resulted in us entering into a cross license with Motorola under which we agreed to pay Motorola $7.3 million, which was paid out during the quarter ended September 30, 2011. We do not believe this License Agreement will provide future value as we do not plan to utilize the underlying technology in any future product development or sales.

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

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 93% of our total shipments during the nine month ended September 30, 2011. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

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

We derive a significant portion of our revenues from customers outside the U.S. During the nine months ended September 30, 2011 and 2010, 44% and 35% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

•                   costs of compliance with, and the risks and costs of non-compliance with,  differing and changing regulatory and legal requirements in the jurisdictions in which we operate;

•                   heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

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

Another significant risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, or other anti-bribery laws applicable to our operations. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and foreign laws and regulations applicable to us. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other channel partners, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.

Our product and service sales may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Failure to comply with these regulations could adversely affect our business. Further, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and services and could have a material adverse effect on our business and results of operations.

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

We completed our first acquisition of Identity Networks in the three months ended September 30, 2011. In the future we may acquire other businesses, products or technologies. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. We may also face additional challenges, because acquisitions entail numerous risks, including:

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

Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have a material and adverse effect on our operating results and financial condition.

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

As of September 30, 2011, our directors and executive officers and their affiliates beneficially owned approximately 38% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The lock-up agreements with directors and officers, and holders of substantially all of our outstanding equity securities expired in September of 2010. As of September 30, 2011, approximately 17.6 million shares of common stock were issued and outstanding. At that date, we have stock awards and stock options to purchase an aggregate of 2.9 million shares of our common stock that will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various vesting agreements outstanding as of September 30, 2011. In addition, warrants to purchase 2.7 million shares of common stock at a weighted average exercise price of $10.76 per share had not been exercised and were still outstanding as of September 30, 2011. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As the result of the IPO, we sold 4,233,017 shares of our common stock and received $57.1 million in proceeds, net of underwriting discount and commission of $4.4 million and offering related expenses of $2.0 million, on April 6, 2010, which was the closing date of the offering. We have used the net proceeds from the IPO for general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development, strategic investments in non-marketable securities, completion of an acquisition and for capital expenditures. As of September 30, 2011, we have used $10.4 million of the proceeds of our initial public offering. There has been no material changes in the planned use of proceeds from our IPO as described in the final prospectus filed with SEC pursuant to Rule 424(b).

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

(c)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

On November 7, 2011, we entered into Severance and Change of Control Agreements (the “Severance Agreements”) with each of the executive officers identified below which will remain in effect during the term of employment of the applicable executive officer.  The terms of the Severance Agreements were previously approved by our compensation committee and the form of Severance and Change of Control Agreement was approved by the Chairman of our Compensation Committee, pursuant to delegated authority, on November 3, 2011.

Pursuant to the Severance Agreements, if an executive officer identified below is terminated as a result of an “Involuntary Termination” and not for “Cause” such executive officer will be entitled to severance benefits in the form of salary continuation for the period of months listed opposite such executive officer’s name in the second column below.  Moreover, such executive officer will be entitled to the continuation of health insurance benefits or to have the executive officer’s premiums for COBRA continuation coverage reimbursed until the earlier of: (i) the end of the period of months listed opposite such executive officer’s name in the second column below, or (ii) the date the executive officer or such executive officer’s eligible dependents become covered under another employer group health plan; or, upon the election of the executive officer.

If an executive officer identified below is terminated as a result of an “Involuntary Termination” and not for “Cause” at any time within three months before or twelve months after a “Change of Control” such executive officer will be entitled, in lieu of the severance and health benefits described below to severance benefits in the form of salary continuation for the period of months listed opposite such executive officer’s name in the third column below.  Moreover, such executive officer will be entitled to  the continuation of health insurance benefits or to have the executive officer’s premiums for COBRA continuation coverage reimbursed until the earlier of: (i) the end of the period of months listed opposite such executive officer’s name in the third column below, or (ii) the date the executive officer or such executive officer’s eligible dependents become covered under another employer group health plan; or, upon the election of the executive officer.  In addition to these benefits, upon such an Involuntary Termination in connection with a Change of Control, such executive officer will receive acceleration of the vesting and exercisability of all of such executive officer’s outstanding equity awards (e.g., stock options and restricted stock units) to the extent the vesting is based solely on services to the Company over time (rather than performance-based vesting).

Name of Executive Officer	Months of Severance Payments and Continued Health Insurance Benefits Upon Involuntary Termination	Months of Severance Payments and Continued Health Insurance Benefits Upon Involuntary Termination Following a Change of Control
Kamal Anand	12 months	18 months
Carl Gustin	15 months	22 ½ months
Richard Mosher	12 months	18 months
Larry Vaughan	15 months	22 ½ months
Brett White	15 months	22 ½ months

In the event that the payments under any Severance Agreement constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) and would subject the executive officer to the excise tax under Section 4999 of the Code, such executive officer is entitled to either: (i) the full payments provided under the Severance Agreement, or (ii) such lesser amount which would result in no portion of such payments being subject to excise tax under Section 4999 of the Code, whichever of the foregoing amounts, taking into account all applicable income and excise taxes, would result in a greater after-tax benefit to such executive officer.  The foregoing payments, benefits and, as applicable, acceleration are also subject to a Section 409A savings clause as well as (i) a release of the Company by the applicable executive officer for all claims, (ii) the executive officer’s compliance with customary non-solicitation covenants for 12 months post-termination and continued observance of his obligations to us under his current proprietary information and inventions agreement, and (iii) the executive officer’s compliance with customary non-disparagement covenants for 12 months post-termination.

“Cause” is defined to mean

•      the failure by such executive officer to substantially perform such executive officer’s duties and responsibilities of his position (other than such failure resulting from such executive officer’s incapacity due to physical or mental illness), provided that following a Change of Control such failure must be willful and continued;

•      a felony conviction or a plea of “guilty” or “no contest” to a felony and which has an adverse effect on the business or affairs of the Company or its affiliates or stockholders, provided that following a Change of Control such adverse affect must be a material adverse effect on the Company or its affiliates or stockholders;

•      intentional or willful misconduct or refusal to follow the reasonable and lawful instructions of our board of directors;

•      intentional breach of Company confidential information obligations which has an adverse effect on the Company or its affiliates or stockholders, provided that following a Change of Control such adverse affect must be a material adverse effect on the Company or its affiliates or stockholders;

•      material fraud or dishonesty against the Company;

•      prior to a Change of Control, material violation of a written Company policy or agreement or a material Company policy or agreement broadly understood by Company executive officers which has an adverse effect on the Company or its affiliates or stockholders, or, following a Change of Control, violation of Company policy or agreement which has a material adverse effect on the Company or its affiliates or stockholders; or

•      failure to cooperate with the Company in any investigation or formal proceeding by our board of directors or any governmental or self-regulatory entity;

provided that no termination of the executive officer for Cause shall be effective unless the executive officer is given written notice from our board of directors of the condition that could constitute Cause and, if capable of being cured, at least 30 days to cure the condition.

“Change of Control” is defined to mean the occurrence of any of the following events:

•      the approval by the stockholders of the Company of a plan of complete liquidation or dissolution of the Company or the closing of a sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition to a subsidiary of the Company or to an entity, the voting securities of which are owned by the stockholders of the Company in substantially the same proportions as their ownership of the Company’s voting securities immediately prior to such sale or disposition;

•      a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent directly or indirectly (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

•      any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becoming the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing fifty percent or more of the total voting power represented by the Company’s then outstanding voting securities;

•      a contest for the election or removal of members of the Board that results in the replacement during any twelve-month period of at least fifty percent of the Incumbent Directors of the Board, whose appointment is not endorsed by the majority of the Incumbent Directors of the Board prior to such contest.  “Incumbent Directors” is defined as:  (x) directors as of the date of the Severance Agreement; and (y) directors elected other than in connection with an actual or threatened proxy contest.

“Involuntary Termination” is defined to mean such executive officer’s termination by the Company without “Cause” or resignation by such executive officer within 30 days following the expiration of any Company cure period following the occurrence of one or more of the following without the executive officer’s written consent:

•      a material reduction in the executive officer’s responsibilities relative to the executive officer’s authorities or responsibilities in effect on the date of the Severance Agreement, or, on or following a Change of Control, a material reduction in the executive officer’s responsibilities relative to the executive officer’s authorities or responsibilities in effect immediately prior to the Change of Control;

•      a material reduction by the Company of the executive officer’s annual base compensation rate and / or target bonus dollar amount as of the date of the Severance Agreement other than a reduction, not to exceed 15% of the aggregate base salary and target bonus opportunity dollar amount, that is similarly imposed on the Company’s other executive officers, or, on or following a Change of Control, a material reduction by the Company of the executive officer’s annual base compensation rate and / or target bonus dollar amount as in effect immediately prior to the Change of Control;

•      a material breach of the executive officer’s Severance Agreement by the Company;

•      the relocation of the executive officer’s principal place of employment to a facility or a location more than 35 miles from the executive officer’s location of employment on the date of execution of the Severance Agreement; or

•      the failure of the Company to obtain the assumption of the Severance Agreement or any other agreement between the Company and the executive officer by any successors;

provided that no such event will be deemed an Involuntary Termination without the executive officer first providing the Company (copying the Board of Directors) with written notice of the condition that would constitute the Involuntary Termination within 90 days of the event that Executive believes constitutes the Involuntary Termination and at least 30 days prior to effectiveness of such resignation for Involuntary Termination and such condition constituting the Involuntary Termination has not been cured prior to effectiveness of such resignation; and provided further that termination due to death or disability will not be considered an Involuntary Termination.

The foregoing is a summary of the Severance Agreements and does not purport to be complete. The foregoing is qualified in its entirety by reference to the form of Severance Agreement, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit					Filing	Filed
No	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto.	S-1/A	333-163859	3.1 (b)	March 12, 2010
3.2	Form of Amended and Restated Bylaws of Registrant.	S-1/A	333-163859	3.2 (b)	March 12, 2010
4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010
4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010
4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010
4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC. (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010
4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010
4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010
4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010
4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010
10.01	Transitional Employment Agreement	8-K	001-34659	10.01	October 6, 2011
10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010
10.2	Sublease Agreement, dated April 20, 2007 for 894 Ross Drive, Sunnyvale, California	S-1	333-163859	10.7	December 18, 2009
10.3	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010
10.4	2010 Stock Incentive Plan and forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement	S-8	333-168631	99.1	August 6, 2010
10.5	Form of Severance and Change of Control Agreement					x
10.6	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010
10.7	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010
10.8	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto	S-1/A	333-163859	10.5	March 26, 2010
10.9	Twelfth Loan Modification Agreement dated September 23, 2011 by and among Silicon Valley Bank and Meru Networks, Inc.					x
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101.INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Extension Schema Document					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.LAB	XBRL Taxonomy Label Linkbase Document					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2011

MERU NETWORKS, INC.

By:	/s/ Ihab Abu-Hakima
Ihab Abu-Hakima President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brett T. White
Brett T. White Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit					Filing	Filed
No	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto.	S-1/A	333-163859	3.1 (b)	March 12, 2010
3.2	Form of Amended and Restated Bylaws of Registrant.	S-1/A	333-163859	3.2 (b)	March 12, 2010
4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010
4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010
4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010
4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC. (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010
4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010
4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010
4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010
4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010
10.01	Transitional Employment Agreement	8-K	001-34659	10.01	October 6, 2011
10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010
10.2	Sublease Agreement, dated April 20, 2007 for 894 Ross Drive, Sunnyvale, California	S-1	333-163859	10.7	December 18, 2009
10.3	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010
10.4	2010 Stock Incentive Plan and forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement	S-8	333-168631	99.1	August 6, 2010
10.5	Form of Severance and Change of Control Agreement					x
10.6	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010
10.7	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010
10.8	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto	S-1/A	333-163859	10.5	March 26, 2010
10.9	Twelfth Loan Modification Agreement dated September 23, 2011 by and among Silicon Valley Bank and Meru Networks, Inc.					x
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101.INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Extension Schema Document					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.LAB	XBRL Taxonomy Label Linkbase Document					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x