Form 10-Q
period 2012-03-31
MERU NETWORKS INC
filed 2012-05-04
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐
(Do not check if a smaller reporting	Smaller reporting company ☐
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.0005, outstanding as of April 25, 2012 was 17,730,603.

MERU NETWORKS INC.

Meru Networks is a registered trademark and the Meru Networks logo, AirFirewall, patented System Director, Virtual Cell, Virtual Port, MeruAssure and E(z)RF are trademarks of Meru Networks, Inc.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,555	$35,259
Short-term investments	—	5,000
Accounts receivable, net	11,059	13,038
Inventory	7,617	6,548
Deferred inventory costs, current portion	58	86
Prepaid expenses and other current assets	866	912
Total current assets	56,155	60,843
Property and equipment, net	1,660	1,476
Goodwill	1,658	1,658
Intangible assets, net	621	693
Deferred inventory costs, net of current portion	14	26
Other assets	2,173	2,147
TOTAL ASSETS	$62,281	$66,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$6,850	$—
Accounts payable	3,840	5,733
Accrued liabilities	15,970	12,394
Deferred revenue, current portion	11,133	11,764
Total current liabilities	37,793	29,891
Deferred revenue, net of current portion	4,306	4,481
Total liabilities	42,099	34,372

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 17,718,423 and 17,674,552 shares issued and outstanding as of March 31, 2012 and December 31, 2011	9	9
Additional paid-in capital	256,747	254,576
Accumulated other comprehensive loss	(170)	(197)
Accumulated deficit	(236,404)	(221,917)
Total stockholders’ equity	20,182	32,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,281	$66,843

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Products	$15,803	$15,440
Support and services	3,558	3,140
Ratable products and services	50	1,571
Total revenues	19,411	20,151
COSTS OF REVENUES:
Products	5,454	5,711
Support and services	1,455	897
Ratable products and services	31	852
Total costs of revenues*	6,940	7,460
Gross margin	12,471	12,691
OPERATING EXPENSES:
Research and development*	3,871	3,422
Sales and marketing*	15,574	9,612
General and administrative*	5,033	2,918
Litigation reserve	2,350	—
Total operating expenses	26,828	15,952
Loss from operations	(14,357)	(3,261)
Interest expense, net	(29)	(92)
Other income, net	28	55
Loss before provision for income taxes	(14,358)	(3,298)
Provision for income taxes	129	77
Net loss	$(14,487)	$(3,375)

Net loss per share of common stock:
Basic and diluted	$(0.82)	$(0.20)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,701,126	16,972,165

* Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2012	2011
Costs of revenues	$96	$66
Research and development	355	278
Sales and marketing	855	419
General and administrative	926	601

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(14,487)	$(3,375)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	27	45
Change in net unrealized gain on available-for-sale securities	—	(1)
Other comprehensive loss, net of tax	27	44
Comprehensive loss	$(14,460)	$(3,331)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(14,487)	$(3,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265	146
Stock-based compensation	2,232	1,364
Amortization of debt issuance costs	—	26
Bad debt expense	41	5
Changes in operating assets and liabilities:
Accounts receivable, net	1,938	(1,886)
Inventory	(1,069)	(307)
Deferred inventory costs	40	510
Prepaid expenses and other assets	46	129
Accounts payable	(1,893)	(860)
Accrued liabilities	3,578	(1,327)
Deferred revenue	(806)	(1,910)
Net cash used in operating activities	(10,115)	(7,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(375)	(168)
Purchase of short-term investments	—	(4,997)
Proceeds from maturities of short-term investments	5,000	4,998
Net cash provided by (used in) investing activities	4,625	(167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5	1,532
Taxes paid related to net share settlement of equity awards	(66)	—
Proceeds from line of credit	6,850	—
Repayment of long-term debt	—	(1,407)
Net cash provided by financing activities	6,789	125
Effect of exchange rate changes on cash and cash equivalents	(3)	12
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,296	(7,515)
CASH AND CASH EQUIVALENTS - Beginning of period	35,259	62,270
CASH AND CASH EQUIVALENTS - End of period	$36,555	$54,755
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$51
Cash paid for income taxes	$135	$73

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

Basis of Presentation — These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Meru and its wholly owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012. The condensed consolidated balance sheet as of December 31, 2011, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2012 and December 31, 2011, the Company’s results of operations for the three months ended March 31, 2012 and 2011, comprehensive loss for the three months ended March 31, 2012 and 2011, and its cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. All references to March 31, 2012 or to the three months ended March 31, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates — The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, and stock-based compensation expense. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it expects to incur operating losses throughout 2012 which would result in lower cash balances on hand; any inability of the Company to raise additional funds or to do so on favorable terms; it may not be able to effect a smooth transition of the new Chief Executive Officer (“CEO”); it has a limited operating history; it may experience fluctuations in its revenues and operating results; any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements; any inability of the Company to increase market awareness of its brand and products and develop and expand its sales channels; the continued development of demand for wireless networks; its long and unpredictable sales cycle; declining average sales prices for its products; varying gross margins of its products and services; any inability of the Company to forecast customer demand accurately in making purchase decisions; its reliance on channel partners to generate a substantial majority of its revenues and the potential failure of these partners to perform; any inability of the Company to protect its intellectual property rights; claims by others that the Company infringes their proprietary technology; new or modified regulations related to its products; and any inability of the Company to raise additional funds in the future.

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally works with both large and small channel partners. The Company maintains reserves for estimated potential credit losses. As of March 31, 2012 and December 31, 2011, one distributor customer accounted for 38% and 31% of the Company’s net accounts receivable. While balances outstanding with smaller partners have historically not been significant, one such party represents 17% of net accounts receivable as of March 31, 2012. The Company does not require collateral on accounts receivable. As of March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $175,000 and 134,000.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue Recognition —The Company’s revenues are derived primarily from hardware and software products and related support and services. The Company often enters into multiple deliverable arrangements and as such the elements of these arrangements are separated and valued based on their relative fair value. The majority of the Company’s products are networking communications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, the Company’s hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance. The Company’s products revenues also include revenues from the sale of stand-alone software products. Stand-alone software products may operate on the Company’s networking communications hardware, but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to the Company’s software. Sales of stand-alone software continue to be subject to the industry-specific software revenue recognition guidance. Product support typically includes software updates on a when and if available basis, telephone and internet access to the Company’s technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

Certain arrangements with multiple deliverables continued to have stand-alone software elements that are subject to the existing software revenue recognition guidance along with non-software elements that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software elements as a group and the non-software elements based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.

For sales of stand-alone software after December 31, 2010 and for all transactions entered into prior to the year ending December 31, 2011, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as products revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

Third-party evidence (“TPE”) is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for its products or services. Generally, the Company’s go-to-market strategy differs from that of its peers and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

When the Company is unable to establish the selling price of its non-software elements using VSOE or TPE, the Company uses estimated selling prices (“ESP”) in its allocation of arrangement consideration. The ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, pricing policies, internal costs, gross margin objectives, competitive landscapes, geographies, customer classes and distribution channels.

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact during the three months ended March 31, 2012 nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of March 31, 2012, the Company has not written down any of its long-lived assets as a result of impairment.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company uses a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company we must record an impairment charge equal to the difference. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performs the annual impairment test in the second quarter of its fiscal year. As the Company uses the market approach to assess impairment, the price of its common stock price is an important component of the fair value calculation. If its stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. As of March 31, 2012, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was required.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Loss Contingencies — The Company is or has been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. The Company evaluates contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact its consolidated financial statement.

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

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2012 is as follows (in thousands):

March 31, 2012
Accrued warranty balance — beginning of period	$662
Warranty costs incurred	(46)
Provision for warranty	95
Accrued warranty balance — end of period	$711

2. Inventory

Inventory as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Finished goods	$6,854	$5,670
Channel inventory	763	878
Inventory	$7,617	$6,548

3. Net Loss Per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share of common stock excludes stock awards prior to vesting and also those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net loss per share of common stock is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted shares outstanding calculation, stock options to purchase common stock, common stock subject to repurchase, and warrants to purchase common stock are considered to be common stock equivalents. In periods in which the Company has reported a net loss, the common stock equivalents have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2012	2011
Stock awards and stock options to purchase common stock *	4,779,144	2,592,625
Common stock subject to repurchase	65	1,900
Common stock warrants	2,723,957	2,762,494

* Includes 169,106 and 79,055 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of March 31, 2012 and 2011, based on employee enrollment.

4. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data that requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents and short-term investments. The Company’s liability that is measured at fair value on a recurring basis consists of an earn-out consideration in connection with the acquisition of Identity Networks, Inc., described below.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level II instrument valuations are obtained from readily-available pricing sources for comparable instruments. The Company’s cash equivalents and short-term investments are valued using market prices on active markets (Level I) and less active markets (Level II).  Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s Level II securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level II securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the three months ended March 31, 2012 and 2011.

The Company’s earn-out consideration liability as of March 31, 2012 and December 31, 2011 was classified within Level III of the fair value hierarchy. Level III assets and liabilities are valued using unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level III assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 31, 2012, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	March 31, 2012
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$25,111	$—	$—	$25,111
Liabilities:
Earn-out consideration liability	$—	$—	$150	$150

As of December 31, 2011, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	December 31, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$30,027	$—	$—	$30,027
U.S. government securities	$—	$5,000	$—	$5,000
Liabilities:
Earn-out consideration liability	$—	$—	$300	$300

The following table provides a summary of changes in fair value of the Company’s earn-out consideration liability measured at fair value using significant unobservable inputs (Level III) for the three months ended March 31, 2012 (in thousands):

Three Months Ended
March 31, 2012
Balance as of beginning of period	$300
Earn-out consideration payment	(150)
Balance as of end of period	$150

The earn-out consideration liability is included in accrued liabilities on the condensed consolidated balance sheets.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Acquisition of Identity Networks

On August 31, 2011, the Company acquired all of the outstanding shares of Identity Networks (“Identity”), a privately-owned provider of complete guest and device access management solutions located in the United Kingdom. Under the terms of the share purchase agreement, at closing, the Company paid approximately $2.0 million, net of cash acquired, to Identity shareholders. An additional $0.1 million was paid to Identity shareholders in October 2011 due to a working capital adjustment. In addition, the Company agreed to pay up to $0.4 million to the former shareholders of Identity within six months of the acquisition date as earn-out consideration based on Identity meeting certain contractually agreed-upon development milestones, of which $100,000 was paid in November 2011, $150,000 was paid in January 2012 and the final payment of $150,000 is scheduled to be paid in April 2012. The Company assessed the probability of the earn-out milestones being met and included the estimated fair value of those milestones, as adjusted for the time-value of money, in the acquisition price.

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

The Company has included the financial results of Identity in the Company’s consolidated financial statements commencing at the acquisition date. No pro forma information was presented based on the determination that the acquisition is not significant to the Company’s consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Intangible Assets

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of March 31, 2012
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(122)	$508
Customer relationships	2 years	160	(47)	113
Total		$790	$(169)	$621

	As of December 31, 2011
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(70)	$560
Customer relationships	2 years	160	(27)	133
Total		$790	$(97)	$693

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

Three Months Ended
March 31, 2012
Costs of products revenues	$52
Sales and marketing	20
Total amortization expense	$72

As of March 31, 2012, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2012 (remainder)	$218
2013	263
2014	140
Total	$621

7. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets. This investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company and a member of the Company’s board of directors.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company uses the cost method to account for this investment due to (i) the Company’s investment representing approximately 16% equity ownership of the investee (ii) Dr. Bharghavan, who is the co-founder of the investee, transitioned from his day to day role as the Company’s Chief Technology Officer during the year ended December 31, 2011, and (iii) Dr. Bharghavan, who remains the member of the Company’s board of directors, ceased receiving any cash compensation for his role as an executive of the Company as of May 2011. The Company does not have the ability to exercise significant influence over the investee’s operating and financial policies.

Equity investments, especially equity investments in private companies are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment. In the event that the fair value of the investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. During the three months ended March 31, 2012, there were no indicators of impairment. The Company has not elected the fair value option for this investment.

8. Line of Credit

In January 2007, the Company entered into a debt agreement, which included a working capital line of credit of $5.0 million. This debt agreement was later amended to increase the working capital line of credit up to $7.0 million based on eligible accounts receivable. The debt agreement is collateralized by substantially all of the Company’s assets. As of March 31, 2012, the working capital line of credit bore interest at the lenders’ prime rate which is currently 3.25% and expires on May 31, 2012. As of March 31, 2012 and December 31, 2011, the total amount outstanding under the line of credit was $6.9 million and zero. As of March 31, 2012 and December 31, 2011, the Company had unused amounts under the line of credit of zero and up to $7.0 million.

9. Commitments and Contingencies

Legal Matters

On April 13, 2012, the Company and Extricom Ltd. (“Extricom”) entered into a settlement, license and release agreement (the “Extricom Agreement”). Pursuant to the Extricom Agreement, the Company and Extricom each agreed to:

•        Provide one another with perpetual, fully paid up, non-exclusive worldwide licenses to each of their respective patent portfolios as of the settlement date; and

•        Release one another of certain claims based on infringement or alleged infringement of certain patent rights; including dismissal of current litigation.

As part of the Extricom Agreement, the Company paid Extricom $2.4 million in April 2012.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In evaluating the accounting treatment for this transaction, the Company identified the following specific items the Company received from the Extricom Agreement: (1) release of past infringement claims and (2) a license to Extricom technology. The Company does not believe the Extricom license will provide future value as the Company does not plan to utilize the underlying technology in any future product development. In addition, the Extricom Agreement released and avoided certain litigation for the Company, but provided no other future benefits to the Company. Therefore, the Company expensed the full $2.4 million in the first quarter of the Company’s fiscal year 2012.

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

Operating Leases
Fiscal Years:
2012 (remainder)	$1,113
2013	1,342
2014	1,105
2015	132
Total	$3,692

Other commitments as of March 31, 2012 totaled approximately $10.2 million and consisted of inventory and other non-cancelable purchase obligations.

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

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549.  Also on May 11, 2010, the Company filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. The declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, the Company filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice.  On April 13, 2012, the parties entered into a settlement, license and release agreement where the Company has agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., as well as a cross-license of each party’s patents in exchange for a full release and settlement of the litigation.  On April 17, 2012 the parties filed a joint stipulation to dismiss in the Federal District Court of Delaware to dismiss the litigation between the parties, which dismissal was accepted and ordered by the Court on April 23, 2012.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On October 22, 2010, EON Corp. IP Holdings, LLC (“Eon”), filed suit against the Company and several other defendants in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491.  EON has amended its complaint to add additional defendants and to add specificity to certain of its claims.  The Company’s response to the amended complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action filed a motion to transfer the case to the Northern District of California, and the Company joined in the motion to transfer.  On February 29, 2012, the case was transferred to the Northern District of California.  No case schedule has been set in the California action. The EON amended complaint seeks unspecified monetary damages and injunctive relief.  At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, results of operations, cash flows and financial position.

On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex Technologies, Inc.’s (“Linex”) U.S. Patents relating to multiple-input-multiple-output technology are infringed by 802.11n products imported and sold by the Company—as well as by the Hewlett-Packard Company, Apple, Inc., Aruba Networks, Inc. and Ruckus Wireless, Inc.  On April 2, 2012, Linex filed a motion to terminate the investigation based on withdrawal of the complaint.   On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex’s motion and as a result, the investigation has been terminated in its entirety.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Warrants for Common Stock

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant.  These common stock warrants were exercisable immediately, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. There were no exercises during the three months ended March 31, 2012. As of March 31, 2012, warrants to purchase 2,723,957 shares of common stock have not been exercised and were still outstanding.

11. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants. In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the Company’s 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s initial public offering (“IPO”) on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units and stock appreciation rights. The number of shares reserved for issuance under the 2010 Plan will be increased on the first day of each of the Company’s fiscal years by the lesser of 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or the number of shares determined by the board of directors. In 2011, shares equal to 4% of the outstanding shares of the Company on December 31, 2010, or 653,512 shares, were registered and reserved for issuance under the 2010 Plan. In addition, an amendment to the Company’s 2010 Stock Incentive Plan to add an additional 700,000 shares to the number of shares of common stock authorized for issuance under the Company’s 2010 Stock Incentive Plan was approved at the Company’s 2011 shareholder meeting. During the three months ended March 31, 2012, shares equal to 4% of the outstanding shares of the Company on December 31, 2011, or 706,982 shares, were registered and reserved for issuance under the 2010 Plan.

The Company’s stock-based compensation expense was $2.2 million and $1.4 million during the three months ended March 31, 2012 and 2011. The total stock-based compensation expense consisted of stock-based compensation expense for stock options and awards granted to employees of $2.2 million and $1.4 million and nonemployees of $3,000 and zero for the three months ended March 31, 2012 and 2011.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three months ended March 31, 2012 and 2011 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Dividend rate	0%	0%
Risk-free interest rate	1.1%	2.3%
Expected life (in years)	5.1	5.0
Expected volatility	58.6%	58.2%

A summary of the Company’s stock award activity during the three months ended March 31, 2012 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2012	1,312,029	3,140,283	$9.04	8.4	$295
Additional shares authorized	706,982	—	—
Options granted	(229,950)	229,950	4.50
Inducement option granted	—	600,000	4.62
Restricted stock granted	(265,259)	—	—
Repurchased	—	—	—
Forfeited options	307,363	(307,363)	9.56
Forfeited restricted stock	41,919	—	—
Exercised options	—	(5,469)	1.05
Outstanding — March 31, 2012	1,873,084	3,657,401	$7.98	8.2	$309
Vested and expected to vest — March 31, 2012		2,244,449	$7.93	7.6	$277
Vested — March 31, 2012		1,161,751	$8.49	5.9	$246

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the quarter ended March 31, 2012, the Company granted options to purchase 600,000 shares of common stock to Dr. Bami Bastani, CEO, under the Inducement Stock Option Plan and Agreement, which is separate from the 2010 Plan, as a material inducement to the acceptance of employment with the Company. The grant was approved by the Company’s compensation committee of the board of directors, as specified under the Listing Rules of the Nasdaq Stock Market.

The aggregate intrinsic value of options exercised was $18,000 and $6.0 million for the three months ended March 31, 2012 and 2011, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of March 31, 2012 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $6.50	1,702,234	9.0	$4.65	273,120	$3.78
$6.51 - $8.67	1,020,862	6.9	$7.87	561,696	$7.87
$8.68 - $15.18	424,752	7.4	$10.43	182,775	$10.15
$15.19 - $21.68	509,553	8.6	$17.29	144,160	$17.67
	3,657,401	8.2	$7.98	1,161,751	$8.49

As of March 31, 2012, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $7.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Restricted Stock Awards and Restricted Stock Units— The Company issued restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and members of the board of directors. These restricted shares will vest from three months to four years from the date of issuance if the employees or directors, as applicable, remain with the Company for the duration of the vesting period. Some RSUs are performance based awards; therefore, the vesting of these RSUs is subject to the achievement of specific performance metrics in addition to continued service. The Company issued 365,259 and 130,500 shares of RSUs during the three months ended March 31, 2012 and 2011. The Company did not issue RSAs during the three months ended March 31, 2012 and 2011. The Company recognized stock-based compensation in the amount of $0.9 million and $0.3 million for RSAs and RSUs during the three months ended March 31, 2012 and 2011.

A summary of the Company’s RSA activity during the three months ended March 31, 2012 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Awards	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2012	3,600	$13.73	$15
Restricted stock awards granted	—	—
Restricted stock awards released	—	—
Restricted stock awards forfeited	—	—
Outstanding — March 31, 2012	3,600	$13.73	$15

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of the Company’s RSU activity during the three months March 31, 2012 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2012	645,685	$12.24	$2,667
Restricted stock units granted	365,259	4.45
Restricted stock units released	(19,988)	18.00
Restricted stock units forfeited	(41,919)	17.19
Outstanding — March 31, 2012	949,037	$8.75	$3,698

During the quarter ended March 31, 2012, the Company granted to Dr. Bami Bastani, CEO, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, which is separate from the 2010 Plan, as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company’s compensation committee of the board of directors, as specified under the Listing Rules of the Nasdaq Stock Market.

Common Stock Subject to Repurchase — Prior to its IPO, the Company had allowed employees to exercise options prior to vesting.  The Company has the right to repurchase these options at the original purchase price paid by the employee for any unvested (but issued) shares of common stock upon the termination of the employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability on the condensed consolidated balance sheets. The shares and liability are reclassified into equity on a pro rata basis as the options vest. The shares subject to repurchase are not deemed to be issued for accounting purposes until those shares vest.

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the three months ended March 31, 2012 are as follows:

Shares
Unvested shares — January 1, 2012	104
Vesting of options exercised early	(39)
Unvested shares — March 31, 2012	65

Stock Option Activity for Nonemployee Consultants — During the three months ended March 31, 2012 and 2011, the Company did not issue options to purchase common stock to nonemployees. The Company did not recognize stock-based compensation expenses related to nonemployees during the three months ended March 31, 2011. In 2011, the Company issued options to nonemployees for the purchase of 2,000 shares of common stock in exchange for services. These options were issued with an exercise price of $5.54 per share during the year ended December 31, 2011. These options generally vest monthly over three months to four years as long as consulting services are still being provided to the Company. The Company accounts for nonemployee consultant options based on the fair value of the awards as they vest. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term. Total stock-based compensation related to nonemployees was $3,000 and zero for the three months ended March 31, 2012 and 2011.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (“ESPP”). A total of 730,770 shares of common stock were reserved for future issuance under the ESPP, which became effective upon the closing of the Company’s IPO. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of one percent (1%) of the outstanding shares of the Company on such date or a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010. During the three months ended March 31, 2011, shares equal to one percent (1%) of the outstanding shares of the Company on January 1, 2011, or 163,378 shares, were registered and reserved for issuance under the ESPP. During the three months ended March 31, 2012, shares equal to one percent (1%) of the outstanding shares of the Company on January 1, 2012, or 176,746 shares, were registered and reserved for issuance under the ESPP.

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Dividend rate	0%	0%
Risk-free interest rate	0.1%	0.2%
Expected life (in years)	0.5	0.5
Expected volatility	61.0%	56.5%

The Company recognized compensation expense related to the ESPP in the amount of $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011. The Company issued 178,150 shares and 93,307 shares of common stock during the years ended December 31, 2011 and 2010. The Company had 799,437 shares of its common stock available for future issuance under the ESPP as of March 31, 2012.

12. Information about Geographic Areas

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the CEO. The CEO reviews financial information presented on a condensed consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure which is the development and marketing of wireless infrastructure solutions.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$9,663	$11,361
Rest of Americas	1,433	1,577
United Kingdom	3,130	2,085
Rest of EMEA	2,505	3,304
Asia Pacific	2,680	1,824
Total	$19,411	$20,151

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2012	2011
United States	$1,476	$1,312
India	164	141
Japan	20	23
Total	$1,660	$1,476

13. Income Taxes

The Company’s provision for income taxes was $129,000 and $77,000 for the three months ended March 31, 2012 and 2011, consisting primarily of provisions for foreign income taxes.

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

14. Related-Party Transactions

The Company invested in a private company that is a related party. The investee is co-founded by Dr. Vaduvur Bharghavan, who is a member of the Company’s board of directors. The total investment in this related party amounted to $1.3 million in 2011. See Note 7 for further discussion of this investment.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company has a reseller in Japan that is a related party. This reseller owned shares of the Company’s stock during the three months ended March 31, 2012 and 2011. The total revenue from this related party amounted to $265,000 and $386,000 for the three months ended March 31, 2012 and 2011. Accounts receivable from the reseller were $63,000 and $74,000 as of March 31, 2012 and December 31, 2011.

The Company has a distributor in Japan that is a related party. This distributor owned shares of the Company’s stock during the three months ended March 31, 2012 and 2011. The total revenue from this related party amounted to $611,000 and $380,000 for the three months ended March 31, 2012 and 2011. Accounts receivable from this distributor were zero and $58,000 as of March 31, 2012 and December 31, 2011.

15. Subsequent event

As discussed in Note 9, the Company entered into a settlement, license and release agreement with Extricom on April 13, 2012. As the Company determined that this resulted in a recognized subsequent event, a loss in the amount of $2.4 million was accrued as of March 31, 2012. The $2.4 million was paid in April 2012.

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

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by approximately 6,200 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities.

We outsource the manufacturing of our hardware products, including all of our access points and controllers, to original design manufacturers and contract manufacturers. We also outsource the warehousing and delivery of our products to a third-party logistics provider in the United States for worldwide fulfillment.

Our products and support services are sold worldwide, primarily through value-added resellers, or VARs, and distributors, which serve as our channel partners. We employ a sales force that is responsible for managing sales within each geographic territory in which we market and sell our products.

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

On March 18, 2012, our Board of Directors appointed Dr. Bami Bastani, who previously served as the president and chief executive officer, or CEO, as well as in board of director positions in the mobility, consumer, and broadband markets, as President and CEO of Meru Networks and a member of our Board of Directors. Our ability to achieve and maintain profitability as well as our other goals in the future will be affected by, among other things, our ability to integrate our current CEO, the continued acceptance of our products, the timing and size of orders, the average selling prices for our products and services, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.

Our revenues have grown from $1.1 million in 2005 to $90.5 million in 2011 and were $19.4 million during the three months ended March 31, 2012. It is very difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

We have incurred losses since inception as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of March 31, 2012, we had an accumulated deficit of $236.4 million.

Vendor Specific Objective Evidence

Our recognition of revenues in a particular period depends on the satisfaction of specific revenue recognition criteria, which we describe in more detail below. We adopted two new accounting standards for certain revenue arrangements at the beginning of fiscal year 2011 that include software elements and multiple deliverable revenue arrangements. The manner in which we recognize our revenues has changed significantly over time, particularly in 2008 and 2009, when we established vendor specific objective evidence of fair value, or VSOE, for our support services. These changes have had a significant impact on the timing of when we recognize revenues from sales of our products and services. Generally, upon establishing VSOE for support services for a customer or class of customers, our total recognized revenues from sales to these customers increased in subsequent periods because we were able to recognize all of the products revenues from these sales in these periods once all revenue recognition criteria were satisfied, and we were no longer required to defer the recognition of products revenues over the support period. We also continued to recognize ratable products and services revenues from sales to customers made prior to establishing VSOE for support services. This impact will decrease over time as our deferred revenue balance declines from the time we established VSOE for support services. We recognize the costs of revenues in the same period in which we recognize the associated revenues. When reviewing our financial performance and making period-to-period comparisons, you should consider the impact that the timing of the adoption of the two new accounting standards and the establishment of VSOE had on our financial results, including the amount of our revenues and costs of revenues.

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

Deferred Revenue. Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. We established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times during 2007, 2008 and 2009. The decreases in deferred revenue due to the related recognition of ratable revenue are partially offset by the sale of support services that will be recognized over the term of the support agreements. The total deferred revenue as of March 31, 2012 and December 31, 2011 were $15.4 million and $16.2 million.

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

•                  Costs of Support and Services Revenues — Costs of support and services revenues is primarily comprised of personnel costs associated with our technical support, professional services and training teams.

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

Litigation Reserve Expense. Litigation reserve expense consists of settlements or anticipated settlements of litigation. During the three months ended March 31, 2012, the litigation reserve expense was related to the settlement, license and release agreement with Extricom Ltd. or Extricom. As part of this agreement, we agreed to pay Extricom $2.4 million. The payment was made in April 2012.

Interest Expense, Net. Interest expense, net consists primarily of customer prompt payment discounts for the three months ended March 31, 2012. Interest expense, net consists primarily of interest expense on debt, prompt payment discounts and interest income on cash and cash equivalents and short-term investments balances. As of March 31, 2012, we had $6.9 million outstanding on our line of credit.

Other Income, Net. During the three months ended March 31, 2012 and 2011, other income, net consists primarily of gains and losses on foreign currency transactions.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, comprehensive income and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could potentially have a significant impact on our condensed consolidated financial statements: revenue recognition; stock-based compensation; fair value of financial instruments; inventory valuation; allowance for doubtful accounts; and income taxes.

There have been no significant changes in our accounting policies during the three months ended March 31, 2012, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2012		2011
REVENUES:
Products	$15,803	81.4%	$15,440	76.6%
Support and services	3,558	18.3	3,140	15.6
Ratable products and services	50	0.3	1,571	7.8
Total revenues	19,411	100.0	20,151	100.0
COSTS OF REVENUES:
Products	5,454	28.1	5,711	28.3
Support and services	1,455	7.5	897	4.5
Ratable products and services	31	0.2	852	4.2
Total costs of revenues	6,940	35.8	7,460	37.0
Gross margin	12,471	64.2	12,691	63.0
OPERATING EXPENSES:
Research and development	3,871	20.0	3,422	17.0
Sales and marketing	15,574	80.2	9,612	47.7
General and administrative	5,033	25.9	2,918	14.5
Litigation reserve	2,350	12.1	—	—
Total operating expenses	26,828	138.2	15,952	79.2
Loss from operations	(14,357)	(74.0)	(3,261)	(16.2)
Interest expense, net	(29)	(0.1)	(92)	(0.5)
Other income, net	28	0.1	55	0.3
Loss before provision for income taxes	(14,358)	(74.0)	(3,298)	(16.4)
Provision for income taxes	129	0.6	77	0.3
Net loss	$(14,487)	(74.6)%	$(3,375)	(16.7)%

Our total revenues decreased by $0.7 million, or 3.7%, to $19.4 million during the three months ended March 31, 2012 from $20.2 million during the three months ended March 31, 2011. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $0.8 million, or 4.2%, to $19.4 million during the three months ended March 31, 2012 from $18.6 million during the three months ended March 31, 2011. This increase was primarily the result of increased demand for our products particularly in the United Kingdom and Asia Pacific regions during the three months ended March 31, 2012.

Products revenues increased by $0.4 million, or 2.4%, to $15.8 million during the three months ended March 31, 2012 from $15.4 million during the three months ended March 31, 2011. The increase was primarily a result of an increase in unit shipments particularly in the United Kingdom and Asia Pacific regions during the three months ended March 31, 2012.

Support and services revenues increased by $0.4 million, or 13.3%, to $3.6 million during the three months ended March 31, 2012 from $3.1 million during the three months ended March 31, 2011. The increase in support and services revenues is a result of increased product sales particularly during the second half of fiscal year 2011 in the United Kingdom and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $1.5 million, or 96.8%, to $50,000 during the three months ended March 31, 2012 from $1.6 million during the three months ended March 31, 2011.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues decreased by $0.5 million, or 7.0%, to $6.9 million during the three months ended March 31, 2012 from $7.5 million during the three months ended March 31, 2011.  Overall gross margins, as a percentage of total revenues, increased to 64.2% during the three months ended March 31, 2012 from 63.0% during the three months ended March 31, 2011. Our product gross margins increased to 65.5% during the three months ended March 31, 2012 from 63.0% during the three months ended March 31, 2011. This increase in the product gross margin was primarily the result of a product mix, particularly increased sales in software products. Our support and services gross margins decreased to 59.1% during the three months ended March 31, 2012 from 71.4% during the three months ended March 31, 2011. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable gross margins decreased to 38.0% during the three months ended March 31, 2012 from 45.8% during the three months ended March 31, 2011.

Operating Expenses

Our operating expenses increased by $10.9 million, or 68.2%, to $26.8 million during the three months ended March 31, 2012 from $16.0 million during the three months ended March 31, 2011, and increased as a percentage of revenue from 79.2% during the three months ended March 31, 2011 to 138.2% during the three months ended March 31, 2012. The increase was primarily due to an increase of $4.2 million in personnel costs related to increased headcount, a litigation reserve expense of $2.4 million related to the Extricom license and settlement agreement, an increase of $1.3 million in sales and marketing program expenses, an increase of $0.9 million costs related to our former CEO’s transitional employment agreement and the executive search fees for the current CEO, an increase of $0.9 million in stock-based compensation expense, an increase of $0.6 million in legal fees related to the ongoing litigation matters, as well as an increase of $0.5 million in travel expenses as compared to the same period of last year.

Research and Development Expenses

Research and development expenses increased by $0.4 million, or 13.1%, to $3.9 million during the three months ended March 31, 2012 from $3.4 million during the three months ended March 31, 2011. This increase is primarily the result of an increase of $0.2 million in facility expense and an increase of $0.1 million in research and development personnel costs as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses increased by $6.0 million, or 62.0%, to $15.6 million during the three months ended March 31, 2012 from $9.6 million during the three months ended March 31, 2011. This increase is primarily the result of an increase of $3.6 million in sales and marketing personnel costs as a result of increased headcount, an increase of $1.3 million in sales and marketing program expenses, an increase of $0.6 million in travel expenses and an increase of $0.4 million in stock-based compensation expense as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 72.5%, to $5.0 million during the three months ended March 31, 2012 from $2.9 million during the three months ended March 31, 2011. This increase is primarily the result of an increase of $0.9 million in costs related to our former CEO’s transitional employment agreement and the executive search fees for the current CEO, an increase of $0.6 million in legal fees related to ongoing litigation matters, an increase of $0.3 million in general and administrative personnel costs and an increase of $0.3 million in stock-based compensation expense as compared to the same period of last year.

Litigation Reserve Expense

In April 2012, we entered into a settlement, license and release agreement with Extricom. The Company determined that this was a recognized subsequent event and expensed the full $2.4 million in the three months ended March 31, 2012 as we do not believe the agreement provides any future value.

Interest Expense, net

Interest expense, net decreased by $63,000, or 68.5%, to $29,000 during the three months ended March 31, 2012, from $92,000 million during the three months ended March 31, 2011. This decrease is primarily due to the decrease in the principal balances on our outstanding debt.

Other Income, net

Other income, net decreased from $55,000 during the three months ended March 31, 2011 to $28,000 during the three months ended March 31, 2012.

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

As of March 31, 2012, we had borrowings outstanding on our line of credit in the amount of $6.9 million. As of March 31, 2011, we had debt outstanding in the amount of $1.4 million.  The amount outstanding on our line of credit as of March 31, 2012 is due to be repaid by May 31, 2012, the expiration date of the working capital line of credit. During the three months ended March 31, 2012, the average daily outstanding balance on our line of credit was approximately $75,000. Our debt agreements contain various affirmative and negative covenants, including restrictions with respect to payment of cash dividends, merger or consolidation, changes in the nature of our business, disposal of assets and obtaining additional loans. Our debt agreements also contain certain financial covenants and cross default provisions whereby a default, including a violation of covenants, under the terms of one agreement would result in a default under the other agreement. As of March 31, 2012 and at the date of this filing, we were and are in compliance with our debt covenants. Our debt agreements are collateralized by all of our assets. In the event we fail to comply with our debt covenants, the amounts outstanding under our debt agreements would become due and payable absent a waiver by our lender.

As of March 31, 2012, we had cash and cash equivalents of $36.6 million as compared to a combined cash and cash-equivalents and short-term investments balance of $40.3 million as of December 31, 2011.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operations as we expanded our business. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. Our largest source of operating cash flows is cash collections from our customers. Cash used in operating activities was $10.1 million and $7.5 million during the three months ended March 31, 2012 and 2011.

Cash used in operating activities of $10.1 million during the three months ended March 31, 2012 reflected a net loss of $14.5 million, offset by non-cash charges of $2.5 million, $2.2 million of which relates to stock-based compensation. The change in our net operating assets and liabilities was comprised of a net increase of $1.7 million in accounts payable and accrued liabilities, a decrease of $1.9 million in accounts receivable that was partially offset by an increase of $1.1 million in inventory and a decrease of $0.8 million in deferred revenue.

Cash used in operating activities of $7.5 million during the three months ended March 31, 2011 reflected a net loss of $3.4 million, offset by non-cash charges of $1.5 million, $1.4 million of which relates to stock-based compensation. Cash used as a result of changes in our net operating assets and liabilities was $5.7 million during the three months ended March 31, 2011. A decrease of $1.9 million in deferred revenue, an increase of $1.9 million in accounts receivable and a decrease of $2.2 million in accounts payable and accrued liabilities were partially offset by a decrease of $0.5 million in deferred inventory costs.

Cash Flows from Investing Activities

Our investing activities have consisted of our short-term investments and capital expenditures during the three months ended March 31, 2012. The cash provided by investing activities of $4.6 million during the three months ended March 31, 2012 reflected a maturity of $5.0 million of short-term investments that was partially offset by $0.4 million of capital expenditures.

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

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering, issuance of common stock in conjunction with the exercises options to purchase our stock, the sale of convertible preferred stock, the incurrence of debt and the use of a line of credit facility. As of March 31, 2012 and 2011, we had borrowings outstanding on our line of credit in the amount of $6.9 million and $1.4 million. We paid approximately $0.5 million per month in principal and interest payments on our debt during three months ended March 31, 2011.

During the three months ended March 31, 2012, cash provided by financing activities was $6.8 million; primarily as a result of our line of credit of $6.9 million and the net proceeds from the exercise of stock options in the amount of $5,000 partially offset by taxes paid related to net share settlement of equity awards of $66,000.

During the three months ended March 31, 2011, cash provided by financing activities was $0.1 million primarily as a result of the net proceeds from the exercise of stock options in the amount of $1.5 million partially offset by principal payments on our debt of $1.4 million.

Capital Resources

We believe our existing cash and cash equivalents combined with the amounts available under our line of credit facility will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities and overall economic conditions.

Contractual Obligations

We are obligated to make principal and interest payments on our debt under our line of credit facility. The interest rates on our line of credit are variable and may adjust periodically based on changes in the prime rate. As of March 31, 2012, our obligation to make principal payments on our line of credit totaled $6.9 million which is due to be repaid on or before May 31, 2012. As of March 31, 2011, our obligation to make principal, interest, and other payments on debt totaled $1.5 million.

As of March 31, 2012, we had operating lease obligations of $3.7 million, of which the longest remaining lease expires in 2015. Our operating lease in India expires in 2016, but is noncancelable prior to 2014. We have the option to renew the lease for an additional five years. Our outstanding purchase commitments of $10.2 million are due within the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended March 31, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $36.6 million and $40.3 million as of March 31, 2012 and December 31, 2011. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our CEO and our chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549.  Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first.  On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice.  On April 13, 2012, the parties entered into a settlement, license and release agreement where we have agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., as well as a cross-license of each party’s patents in exchange for a full release and settlement of the litigation.  On April 17, 2012 the parties filed a joint stipulation to dismiss the action in the Federal District Court of Delaware to dismiss the litigation between the parties, which dismissal was accepted and ordered by the Court on April 23, 2012. We do not believe this agreement will provide future value as we do not plan to utilize the underlying technology in any future product development or sales.

On October 22, 2010, EON Corp. IP Holdings, LLC, filed suit against us and several other defendants in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491.  EON Corp. IP Holdings, LLC has amended its complaint to add additional defendants and to add specificity to certain of its claims.  Our response to the Amended Complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action filed a motion to transfer the case to the Northern District of California, and the Company joined in the motion to transfer.  On February 29, 2012, the case was transferred to the Northern District of California.  No case schedule has been set in the California action. The EON Corp. IP Holdings, LLC Amended Complaint seeks unspecified monetary damages and injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, results of operations, cash flows and financial position.

On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex Technologies, Inc.’s (“Linex”) U.S. Patents relating to multiple-input-multiple-output technology are infringed by 802.11n products imported and sold by us—as well as by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless.  On April 2, 2012, Linex filed a motion to terminate the Investigation based on withdrawal of the complaint.   On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex’s motion and as a result, the Investigation has been terminated in its entirety.

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

We expect to incur operating losses and continued cash usage in 2012 as a result of expenses associated with the continued development and expansion of our business, including expenditures related to the strategic decision to double the size of our field sales team between early 2011 and early 2012.  As of March 31, 2012, we had cash and cash equivalents balances of $36.6 million.

While we believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next 12 months from the date of this report, if we do not borrow from our credit line, if available, or otherwise raise additional financing, our cash balances will be reduced to comparatively lower levels over the next twelve months. Should these lower cash balances materialize, it could make it more difficult to obtain new customers and retain existing customers. In addition, we could see increased employee attrition and difficulty attracting new employees.  These developments could materially and adversely impact our business and operating results.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and if we require additional funds in the future, such funds may not be available on acceptable terms, or at all.

We believe that our existing cash and cash equivalents, short-term investments and the amounts available under our line of credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months. We may, however, need to raise substantial additional capital due to changes in business conditions or other future developments or in order to:

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

On March 18, 2012, our Board of Directors appointed Dr. Bami Bastani, who previously served as the president and CEO as well as in board of director positions in the mobility, consumer, and broadband markets, as President and CEO of Meru Networks and a member of our Board of Directors. Our CEO will likely also require a period of time to assimilate into our company and become fully productive, the pendency of which could negatively impact our business, at least in the short term.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S., European and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. A significant portion of our quarterly sales typically occurs during the last month of the quarter, often within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred recently and at other times in the past, or if the guidance we provide to the market falls below the expectations of investors or securities analysts, as has occurred recently and at other times in the past, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•                  fluctuations in demand, including due to seasonality, for our products and services. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters; we have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future;

•                  fluctuations in sales cycles and prices for our products and services;

•                  reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•                  general economic or political conditions in our domestic and international markets, in particular the recent deficit spending and government debt issues surrounding the U.S. and Eurozone economies;

•                  limited visibility into customer spending plans;

•                  changing market conditions, including current and potential customer consolidation;

•                  variation in sales channels, product costs or mix of products sold;

•                  the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

•                  the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•                  our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•                  the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

•                  delays in customer purchasing cycles in response to our introduction of new products or product transitions;

•                  customer acceptance of new product introductions. For example, we recently introduced new virtualized solutions and software upgrades. These new products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers have not purchased products similar to these and might not have a specific budget for the purchase of these products;

•                  unpredictability in the development of core, new or adjacent markets, including the public cloud computing market;

•                  the timing of product releases or upgrades by us or by our competitors;

•                  any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•                  our ability to control costs, including our operating expenses and the costs of the components we purchase;

•                  our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•                  any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities; and

•                  our ability to derive benefits from our investments in sales, marketing, engineering or other activities.

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

We have incurred significant losses since our inception, including net losses of $14.5 million and $3.4 million during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, we had an accumulated deficit of $236.4 million and $221.9 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company and we expect these costs to continue to increase. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

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

The wireless networking market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. In order to deliver a competitive wireless LAN, our virtualized wireless LAN solution must be capable of operating with an ever increasing array of wireless devices and an increasingly complex network environment. In addition, our products are designed to be compatible with industry standards for communications over wireless networks. As new wireless devices are introduced and standards in the wireless networking market evolve, we may be required to modify our products and services to make them compatible with these new products and standards. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. For example, the Institute of Electrical and Electronics Engineers, or IEEE, is expected to approve a new standard, IEEE 802.11ac, in 2013. This is a major upgrade of IEEE 802.11 technologies that is designed to enable very high throughput operation for stations in Wi-Fi networks. We are actively working on developing IEEE 802.11ac solutions with our silicon partners. We may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

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

If we cannot effectively integrate and retain key employees, the execution of our business strategy may be significantly delayed or adversely impacted. For example, on March 18, 2012, our Board of Directors appointed Dr. Bami Bastani, who previously served as the president and CEO as well as in board of director positions in the mobility, consumer, and broadband markets, as President and CEO of Meru Networks and a member of our Board of Directors. During 2011, we hired a senior vice president to run our worldwide sales, service and support organization, a senior vice president to run our engineering organization and a senior vice president to run our marketing organization. Our success in the subsequent periods will depend a significant part on our ability to integrate them into our operations and their ability to enhance and implement our operations and strategy.

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

None of our employees have employment agreements for specific terms, and any of our employees may terminate their employment at any time. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. The loss of services of key employees could significantly delay or prevent the achievement of our strategic objectives, which could adversely affect our business and operating results.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. For example:

•                  On May 11, 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549.  Also on May 11, 2010, we filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. Our declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first.  On October 7, 2010, we filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice.  On April 13, 2012, the parties entered into a settlement, license and release agreement where we have agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., as well as a cross-license of each party’s patents in exchange for a full release and settlement of the litigation.  On April 17, 2012 the parties filed a joint stipulation to dismiss the action in the Federal District Court of Delaware to dismiss the litigation between the parties, which dismissal was accepted and ordered by the Court on April 23, 2012.

•                  On October 22, 2010, EON Corp. IP Holdings, LLC, filed suit against us and several other defendants in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491.  EON Corp. IP Holdings, LLC has amended its complaint to add additional defendants and to add specificity to certain of its claims.  Our response to the Amended Complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action filed a motion to transfer the case to the Northern District of California, and the Company joined in the motion to transfer.  On February 29, 2012, the case was transferred to the Northern District of California.  No case schedule has been set in the California action. The EON Corp. IP Holdings, LLC Amended Complaint seeks unspecified monetary damages and injunctive relief.  At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, results of operations, cash flows and financial position.

•                  On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex Technologies, Inc.’s (“Linex”) U.S. Patents relating to multiple-input-multiple-output technology are infringed by 802.11n products imported and sold by us—as well as by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless.  On April 2, 2012, Linex filed a motion to terminate the Investigation based on withdrawal of the complaint.  On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex’s motion and as a result, the Investigation has been terminated in its entirety.

•                  We previously received letters from, and had lengthy discussions with Motorola, one of our competitors with a large patent portfolio and substantial resources, alleging that our products infringe upon certain of its patents. Those negotiations ultimately resulted in us entering into a cross license with Motorola under which we agreed to pay Motorola $7.3 million, which was paid out during the quarter ended September 30, 2011.

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

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 93% and 87% of our total net revenues during the three months ended March 31, 2012 and 2011, respectively. Sales through our channel partners accounted for 92% of our total net revenues during the year ended December 31, 2011. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

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

We are subject to a number of industry standards established by various standards bodies, such as the IEEE, and we design our products to comply with these standards. As new industry standards emerge, we could be required to invest a substantial amount of resources to develop new products that comply with these standards. For example, we devoted a substantial amount of our research and development resources to design a virtualized wireless LAN solution that could optimize the performance allowed by the 802.11n standard. In addition, the IEEE is expected to approve a new standard, IEEE 802.11ac, in 2013. This is a major upgrade of IEEE 802.11 technologies that is designed to enable very high throughput operation for stations in Wi-Fi networks. We are actively working on developing IEEE 802.11ac solutions with our silicon partners. If we are not able to adapt to new or changing standards that are ratified by the IEEE or other standards bodies, our ability to sell our products may be adversely affected and we may not realize the benefits of our research and development efforts.

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

We derive a significant portion of our revenues from customers outside the U.S. During the three months ended March 31, 2012 and 2011, 50% and 44% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. We may not be able to utilize a material portion of the NOLs. At December 31, 2011, we had federal and state net operating loss carryforwards of approximately $126.6 million and $113.5 million, respectively, expiring in 2022 and 2012, respectively.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The lock-up agreements with directors and officers, and holders of substantially all of our outstanding equity securities expired in September of 2010. As of March 31, 2012, approximately 17.7 million shares of common stock were issued and outstanding. At that date, we had approximately 4.8 million shares of our common stock that will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various stock plans and vesting agreements outstanding as of March 31, 2012. The weighted-average exercise price for options was $7.98 per share as of March 31, 2012. In addition, warrants to purchase 2.7 million shares of common stock at a weighted average exercise price of $10.76 per share had not been exercised and were still outstanding as of March 31, 2012. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As the result of the IPO, we sold 4,233,017 shares of our common stock and received $57.1 million in proceeds, net of underwriting discount and net of commission of $4.4 million and offering related expenses of $2.0 million, on April 6, 2010, which was the closing date of the offering. As of March 31, 2012, we have used $27.4 million of the proceeds of our initial public offering to fund operations. We expect to use the remaining net proceeds from the IPO for general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material changes in the planned use of proceeds from our IPO as described in the final prospectus filed with SEC pursuant to Rule 424(b).

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

(c)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 1, 2012, the Board of Directors of Meru Networks, Inc., approved Amendment No. 1 to the March 19, 2012, Offer Letter between Dr. Bami Bastani and Meru Networks. This amendment enables Dr. Bastani to complete certain activities for his prior employer by June 1, 2012 and allows him to receive reimbursement for relocation expenses for his move to California without the prior contingency of him first selling his house to receive such reimbursement. A copy of the Amendment No. 1 is filed herein as an exhibit to this filing.

Item 6.    Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit					Filing	Filed
No	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto.	S-1/A	333-163859	3.1 (b)	March 12, 2010
3.2	Form of Amended and Restated Bylaws of Registrant.	S-1/A	333-163859	3.2 (b)	March 12, 2010
4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010
4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010
4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010
4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC. (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010
4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010
4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010
4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010
4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010
10.01	Transitional Employment Agreement	8-K	001-34659	10.01	October 6, 2011
10.01	Patent Cross License Agreement	8-K	001-34659	10.01	June 16, 2011
10.01	Meru Networks, Inc. 2012 Management Bonus Plan	8-K	001-34659	10.01	March 2, 2012
10.01	Employment Offer Letter with CEO	8-K	001-34659	10.01	March 22, 2012
10.02	Amendment No. 1 to March 19, 2012 Offer Letter with CEO					x
10.02	Severance and Change of Control Agreement with CEO	8-K	001-34659	10.02	March 22, 2012
10.02	Advisory Service Agreement between Ihab Abu-Hakima and Meru Networks, Inc.	8-K	001-34659	10.02	March 2, 2012
10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010
10.2	Sublease Agreement, dated April 20, 2007 for 894 Ross Drive, Sunnyvale, California	S-1	333-163859	10.7	December 18, 2009
10.3	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010
10.4	Forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement for 2010 Stock Incentive Plan	S-8	333-168631	99.1	August 6, 2010
4.06	Inducement Stock Option Plan and Agreement	S-8	331-180226	4.06	March 22, 2012
4.07	Service-based restricted stock unit plan and agreement	S-8	331-180226	4.07	March 22, 2012
4.08	Performance-based restricted stock unit plan and agreement	S-8	331-180226	4.08	March 22, 2012
99.01	Meru Networks, Inc. 2010 Stock Incentive Plan	8-K	001-34659	99.01	June 10, 2011
10.5	Form of Severance and Change of Control Agreement	10-Q	001-34659	105	November 8, 2011
10.6	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010
10.7	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010
10.8	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto	S-1/A	333-163859	10.5	March 26, 2010
10.9	Sixteenth Loan Modification Agreement dated March 31, 2012 by and among Silicon Valley Bank and Meru Networks, Inc.					x
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101 INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Extension Schema Document					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.LAB	XBRL Taxonomy Label Linkbase Document					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2012

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani

Dr. Bami Bastani President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brett T. White

Brett T. White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit					Filing	Filed
No	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto.	S-1/A	333-163859	3.1 (b)	March 12, 2010
3.2	Form of Amended and Restated Bylaws of Registrant.	S-1/A	333-163859	3.2 (b)	March 12, 2010
4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010
4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010
4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010
4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC. (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010
4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010
4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010
4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010
4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010
10.01	Transitional Employment Agreement	8-K	001-34659	10.01	October 6, 2011
10.01	Patent Cross License Agreement	8-K	001-34659	10.01	June 16, 2011
10.01	Meru Networks, Inc. 2012 Management Bonus Plan	8-K	001-34659	10.01	March 2, 2012
10.01	Employment Offer Letter with CEO	8-K	001-34659	10.01	March 22, 2012
10.02	Amendment No. 1 to March 19, 2012 Offer Letter with CEO					x
10.02	Severance and Change of Control Agreement with CEO	8-K	001-34659	10.02	March 22, 2012
10.02	Advisory Service Agreement between Ihab Abu-Hakima and Meru Networks, Inc.	8-K	001-34659	10.02	March 2, 2012
10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010
10.2	Sublease Agreement, dated April 20, 2007 for 894 Ross Drive, Sunnyvale, California	S-1	333-163859	10.7	December 18, 2009
10.3	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010
10.4	Forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement for 2010 Stock Incentive Plan	S-8	333-168631	99.1	August 6, 2010
4.06	Inducement Stock Option Plan and Agreement	S-8	331-180226	4.06	March 22, 2012
4.07	Service-based restricted stock unit plan and agreement	S-8	331-180226	4.07	March 22, 2012
4.08	Performance-based restricted stock unit plan and agreement	S-8	331-180226	4.08	March 22, 2012
99.01	Meru Networks, Inc. 2010 Stock Incentive Plan	8-K	001-34659	99.01	June 10, 2011
10.5	Form of Severance and Change of Control Agreement	10-Q	001-34659	105	November 8, 2011
10.6	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010
10.7	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010
10.8	Term Loan and Security Agreement dated as of November 30, 2007 between Registrant and Silicon Valley Bank and the modifications related thereto	S-1/A	333-163859	10.5	March 26, 2010
10.9	Sixteenth Loan Modification Agreement dated March 31, 2012 by and among Silicon Valley Bank and Meru Networks, Inc.					x
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101 INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Extension Schema Document					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.LAB	XBRL Taxonomy Label Linkbase Document					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x