Form 10-Q
period 2012-06-30
MERU NETWORKS INC
filed 2012-08-08
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.0005, outstanding as of July 25, 2012 was 17,954,000.

MERU NETWORKS INC.

Meru Networks is a registered trademark and the Meru Networks logo, AirFirewall, patented System Director, Virtual Cell, Virtual Port, MeruAssure and E(z)RF are trademarks of Meru Networks, Inc.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,430	$35,259
Short-term investments	—	5,000
Accounts receivable, net	12,271	13,038
Inventory	7,629	6,548
Deferred inventory costs, current portion	52	86
Prepaid expenses and other current assets	1,321	912
Total current assets	51,703	60,843
Property and equipment, net	2,107	1,476
Goodwill	1,658	1,658
Intangible assets, net	548	693
Deferred inventory costs, net of current portion	4	26
Other assets	2,169	2,147
TOTAL ASSETS	$58,189	$66,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,268	$5,733
Accrued liabilities	11,086	12,394
Long-term debt, current portion	2,979	—
Deferred revenue, current portion	10,347	11,764
Total current liabilities	28,680	29,891
Long-term debt, net of current portion	8,148	—
Deferred revenue, net of current portion	5,279	4,481
Other liabilities	69	—
Total liabilities	42,176	34,372

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 17,953,665 and 17,674,552 shares issued and outstanding as of June 30, 2012 and December 31, 2011	9	9
Additional paid-in capital	259,197	254,576
Accumulated other comprehensive loss	(317)	(197)
Accumulated deficit	(242,876)	(221,917)
Total stockholders’ equity	16,013	32,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,189	$66,843

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Products	$20,296	$19,015	$36,099	$34,455
Support and services	4,161	3,120	7,719	6,260
Ratable products and services	42	1,094	92	2,665
Total revenues	24,499	23,229	43,910	43,380
COSTS OF REVENUES:
Products	7,146	6,664	12,600	12,375
Support and services	1,518	1,043	2,973	1,940
Ratable products and services	24	639	55	1,491
Total costs of revenues*	8,688	8,346	15,628	15,806
Gross margin	15,811	14,883	28,282	27,574
OPERATING EXPENSES:
Research and development*	3,668	3,393	7,539	6,815
Sales and marketing*	14,979	10,445	30,553	20,057
General and administrative*	3,200	3,426	8,233	6,344
Litigation reserve	—	7,250	2,350	7,250
Total operating expenses	21,847	24,514	48,675	40,466
Loss from operations	(6,036)	(9,631)	(20,393)	(12,892)
Interest expense, net*	(260)	(62)	(289)	(154)
Other income (expense), net	(14)	13	14	68
Loss before provision for income taxes	(6,310)	(9,680)	(20,668)	(12,978)
Provision for income taxes	162	86	291	163
Net loss	$(6,472)	$(9,766)	$(20,959)	$(13,141)

Net loss per share of common stock:
Basic and diluted	$(0.36)	$(0.56)	$(1.18)	$(0.76)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,845,376	17,393,322	17,773,251	17,183,907

* Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs of revenues	$82	$97	$178	$163
Research and development	254	264	609	542
Sales and marketing	683	532	1,538	951
General and administrative	770	678	1,696	1,279

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(6,472)	$(9,766)	$(20,959)	$(13,141)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(147)	19	(120)	64
Change in net unrealized gain on available-for-sale securities	—	1	—	—
Other comprehensive loss, net of tax	(147)	20	(120)	64
Comprehensive loss	$(6,619)	$(9,746)	$(21,079)	$(13,077)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(20,959)	$(13,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	585	291
Stock-based compensation	4,021	2,935
Accrued interest on long-term debt	165	—
Amortization of issuance costs	22	44
Bad debt expense	49	9
Changes in operating assets and liabilities:
Accounts receivable, net	717	(906)
Inventory	(1,081)	(577)
Deferred inventory costs	56	961
Prepaid expenses and other assets	(517)	78
Accounts payable	(1,465)	(149)
Accrued liabilities	(1,370)	(1,648)
Litigation reserve	—	7,250
Deferred revenue	(619)	(3,369)
Net cash used in operating activities	(20,396)	(8,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,110)	(506)
Purchase of short-term investments	—	(4,997)
Proceeds from maturities of short-term investments	5,000	5,000
Net cash provided by (used in) investing activities	3,890	(503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	11,489	—
Proceeds from exercise of stock options	5	1,991
Proceeds from employee stock purchase plan	279	844
Taxes paid related to net share settlement of equity awards	(71)	—
Repayment of long-term debt	—	(2,852)
Net cash provided by (used in) financing activities	11,702	(17)
Effect of exchange rate changes on cash and cash equivalents	(25)	24
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,829)	(8,718)
CASH AND CASH EQUIVALENTS - Beginning of period	35,259	62,270
CASH AND CASH EQUIVALENTS - End of period	$30,430	$53,552
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$20	$65
Cash paid for income taxes	$215	$86
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with debt financing	$384	$—

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2012 and December 31, 2011, the Company’s results of operations for the three and six months ended June 30, 2012 and 2011, comprehensive loss for the three and six months ended June 30, 2012 and 2011, and its cash flows for the six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. All references to June 30, 2012 or to the three and six months ended June 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates — The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, stock-based compensation expense, and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it expects to incur operating losses throughout 2012 which will result in lower cash balances on hand; any inability of the Company to raise additional funds or to do so on favorable terms; it may not be able to effect a smooth transition of the new Chief Executive Officer (“CEO”); it has a limited operating history; it may experience fluctuations in its revenues and operating results; any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements; any inability of the Company to increase market awareness of its brand and products and develop and expand its sales channels; the continued development of demand for wireless networks; its long and unpredictable sales cycle; declining average sales prices for its products; varying gross margins of its products and services; any inability of the Company to forecast customer demand accurately in making purchase decisions; its reliance on channel partners to generate a substantial majority of its revenues and the potential failure of these partners to perform; any inability of the Company to protect its intellectual property rights; claims by others that the Company infringes their proprietary technology; new or modified regulations related to its products; and any inability of the Company to raise additional funds in the future.

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally works with both large and small channel partners. The Company maintains reserves for estimated potential credit losses. As of June 30, 2012 and December 31, 2011, two distributor customers accounted for 63% and 40% of the Company’s net accounts receivable. The Company does not require collateral on accounts receivable. As of June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $183,000 and 134,000.

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

For sales of stand-alone software after December 31, 2010 and for all transactions entered into prior to the year ended December 31, 2011, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as products revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

Third-party evidence (“TPE”) of selling price is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for its products or services. Generally, the Company’s go-to-market strategy differs from that of its peers and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

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

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact during the three and six months ended June 30, 2012 nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.

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

Prior to April 1, 2008, the Company allowed some customers to receive support services outside of the contractual terms. Accordingly, the Company deferred and recognized revenues on all transactions, except for transactions with one customer, ratably over the economic life of the products sold as the Company determined that this was the best estimate of the period of time over which the Company provided these support services. The one exception related to a customer for which the Company established VSOE of fair value for the related support contracts during the year ended December 31, 2007. Accordingly, the Company began to account for these support contracts as separate elements from the hardware sales.

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

Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of June 30, 2012, the Company has not written down any of its long-lived assets as a result of impairment.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In August 2011, the Financial Accounting Standard Board (“FASB”) approved an accounting standards update intended to simplify how an entity tests goodwill for impairment. The Company adopted this accounting standards update in the quarter ended June 30, 2012 for its annual impairment test. The amendment allows entities an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If its stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed the annual impairment test in June 2012, and the Company’s assessment of qualitative factors did not indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Loss Contingencies — The Company is or has been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. The Company evaluates contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact its consolidated financial statement.

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

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2012 is as follows (in thousands):

June 30,
2012
Accrued warranty balance — beginning of period	$662
Warranty costs incurred	(132)
Provision for warranty	257
Accrued warranty balance — end of period	$787

2. Inventory

Inventory as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Finished goods	$7,149	$5,670
Channel inventory	480	878
Inventory	$7,629	$6,548

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2012	2011
Stock awards and stock options to purchase common stock *	4,481,447	2,825,152
Common stock subject to repurchase	27	371
Common stock warrants	3,192,250	2,723,957

* Includes 191,157 and 53,352 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of June 30, 2012 and 2011, based on employee enrollment.

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

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level II instrument valuations are obtained from readily-available pricing sources for comparable instruments. The Company’s cash equivalents and short-term investments are valued using market prices on active markets (Level I) and less active markets (Level II).  Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s Level II securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level II securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the six months ended June 30, 2012 and 2011.

The Company paid off its earn-out consideration liability during the six months ended June 30, 2012. The Company’s earn-out consideration liability as of December 31, 2011 was classified within Level III of the fair value hierarchy. Level III assets and liabilities are valued using unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level III assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of June 30, 2012, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	June 30, 2012
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$15,092	$—	$—	$15,092

As of December 31, 2011, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	December 31, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$30,027	$—	$—	$30,027
U.S. government securities	$—	$5,000	$—	$5,000
Liabilities:
Earn-out consideration liability	$—	$—	$300	$300

The following table provides a summary of changes in fair value of the Company’s earn-out consideration liability measured at fair value using significant unobservable inputs (Level III) for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Balance as of beginning of period	$150	$300
Earn-out consideration payment	(150)	(300)
Balance as of end of period	$—	$—

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Acquisition of Identity Networks

On August 31, 2011, the Company acquired all of the outstanding shares of Identity Networks (“Identity”), a privately-owned provider of complete guest and device access management solutions located in the United Kingdom. Under the terms of the share purchase agreement, at closing, the Company paid approximately $2.0 million, net of cash acquired, to Identity shareholders. An additional $0.1 million was paid to Identity shareholders in October 2011 due to a working capital adjustment. In addition, the Company agreed to pay up to $0.4 million to the former shareholders of Identity within six months of the acquisition date as earn-out consideration based on Identity meeting certain contractually agreed-upon development milestones, of which $100,000 was paid in November 2011, $150,000 was paid in January 2012 and the final payment of $150,000 was paid in April 2012. The Company assessed the probability of the earn-out milestones being met and included the estimated fair value of those milestones, as adjusted for the time-value of money, in the acquisition price.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

6. Intangible Assets

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of June 30, 2012
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(175)	$455
Customer relationships	2 years	160	(67)	93
Total		$790	$(242)	$548

	As of December 31, 2011
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(70)	$560
Customer relationships	2 years	160	(27)	133
Total		$790	$(97)	$693

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Costs of products revenues	$53	$105
Sales and marketing	20	40
Total amortization expense	$73	$145

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of June 30, 2012, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2012 (remainder)	$145
2013	263
2014	140
Total	$548

7. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets. This investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company and a member of the Company’s board of directors prior to the Company’s 2012 shareholder meeting. Dr. Bharghavan was not nominated for re-election and is no longer a member of the Company’s board of directors as of May 2012.

The Company uses the cost method to account for this investment due to (i) the Company’s investment representing approximately 13% equity ownership of the investee (ii) Dr. Bharghavan, who is the co-founder of the investee, transitioned from his day to day role as the Company’s Chief Technology Officer during the year ended December 31, 2011, and (iii) Dr. Bharghavan, who was a member of the Company’s board of directors, ceased receiving any cash compensation for his role as an executive of the Company as of May 2011. Dr. Vaduvur Bharghavan is no longer a member of the Company’s board of directors as of May 2012.  The Company does not have the ability to exercise significant influence over the investee’s operating and financial policies.

Equity investments, especially equity investments in private companies are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment. In the event that the fair value of the investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. During the six months ended June 30, 2012, there were no indicators of impairment. The Company has not elected the fair value option for this investment.

8. Borrowings

Long-Term Debt

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing IV, Inc. (“VLL”), that provided the Company with a loan for up to $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations on the Company’s ability to obtain additional debt and acquire, merge or consolidate with other businesses. As of June 30, 2012, the Company was in compliance with all of its loan covenants.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million at the earlier occurrence of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded $69,000 as additional interest expense during the quarter ended June 30, 2012 relating to the $2.0 million payment and will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

The Company may voluntarily prepay all but not less than the total outstanding loan amount at any time as long as a default has not occurred; however, the loan carries prepayment penalties in the amount of 100% of the remaining scheduled but unpaid interest through the maturity date, if the prepayment occurs before January 1, 2014. On or after January 1, 2014, the prepayment penalty is equal to 80% of the remaining scheduled but unpaid interest through the maturity date.

In connection with the VLL Agreement, the Company issued VLL a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the condensed consolidated balance sheet in the amount of $384,000. See further discussion of the valuation of the warrant in Note 10. In addition, debt issuance costs paid of $162,000 were also recorded as debt discounts. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. During the quarter ended June 30, 2012, the Company recorded $22,000 to interest expense related to the debt discounts. As of June 30, 2012, the remaining unamortized amount of the debt discounts was $524,000.

The scheduled principal payments for the Company’s long-term debt as of June 30, 2012 are as follows (in thousands):

Long-term Debt
Fiscal Years:
2012(remainder)	$1,578
2013	3,407
2014	3,839
2015	2,827
Total	11,651
Less: unamortized discounts	(524)
Less: current portion	(2,979)
Long-term debt, net of current portion	$8,148

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Line of Credit

In January 2007, the Company entered into a debt agreement, which included a working capital line of credit of $5.0 million. This debt agreement was later amended to increase the working capital line of credit up to $7.0 million based on eligible accounts receivable. The debt agreement is collateralized by substantially all of the Company’s assets. As of June 30, 2012, the working capital line of credit bore interest at the lenders’ prime rate. The Company drew $6.9 million on the line of credit in the quarter ended March 31, 2012. During the quarter ended June 30, 2012, the Company paid off the $6.9 million outstanding under the line of credit. As of June 30, 2012 and December 31, 2011, the total amount outstanding under the line of credit was zero. As of June 30, 2012 and December 31, 2011, the Company had unused amounts under the line of credit of up to $7.0 million.

On July 31, 2012, the Company renewed the line of credit for twelve months. The debt agreement is collateralized by substantially all of the assets and intellectual property of the Company, with first priority liens relative to the VLL Agreement, on accounts receivable, loan proceeds and the Company’s cash. The maximum amount available under this line of credit is based on eligible accounts receivable up to a maximum of $7.0 million, subject to an overall aggregate total outstanding borrowing limit under the VLL Agreement of $20.0 million. The VLL Agreement also provides that the Company is limited to borrowings under the line of credit for a period of no more than three business days before and after the end of the quarter, until the Company is able to achieve two consecutive quarters of increasing profitability of at least $1.0 million per quarter (based on non-GAAP income, excluding stock based compensation and other non-cash items), so long as the Company maintains such profitability and subject to the overall aggregate borrowing limit of $20.0 million.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On June 13, 2011, the Company entered into a Patent Cross License Agreement (the “Motorola License Agreement”) with Motorola Solutions, Inc., a Delaware corporation, and its affiliates, including Symbol Technologies, Inc., Wireless Valley Communications, Inc., and AirDefense, Inc. (collectively “Motorola”). Pursuant to the Motorola License Agreement, the Company and Motorola each agreed to:

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

Operating Leases
Fiscal Years:
2012 (remainder)	$734
2013	1,329
2014	1,065
2015	132
Total	$3,260

Other commitments as of June 30, 2012 totaled approximately $10.9 million and consisted of inventory and other non-cancelable purchase obligations, which are due within the next 12 months.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On May 11, 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549.  Also on May 11, 2010, the Company filed a declaratory relief action against Extricom Ltd. in the Federal District Court for Northern California seeking a declaration that the Company is not infringing the Extricom Ltd. patent and that the patent is invalid. The declaratory relief action in the Northern District of California was dismissed by the Court on August 31, 2010 in favor of the Delaware action on the ground that Extricom Ltd. filed its suit in the Federal District Court of Delaware first. On October 7, 2010, the Company filed a motion to transfer the Delaware action to the Northern District of California based upon the convenience of witnesses and in the interests of justice.  As discussed above, on April 13, 2012, the parties entered into a settlement, license and release agreement where the Company has agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., as well as a cross-license of each party’s patents in exchange for a full release and settlement of the litigation.  On April 17, 2012 the parties filed a joint stipulation to dismiss in the Federal District Court of Delaware to dismiss the litigation between the parties, which dismissal was accepted and ordered by the Court on April 23, 2012.

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

On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex Technologies, Inc.’s (“Linex”) U.S. Patents relating to multiple-input-multiple-output technology are infringed by 802.11n products imported and sold by the Company—as well as by the Hewlett-Packard Company, Apple, Inc., Aruba Networks, Inc. and Ruckus Wireless, Inc.  On April 2, 2012, Linex filed a motion to terminate the investigation based on withdrawal of the complaint.   On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex’s motion and as a result, the investigation has been terminated in its entirety.  After the termination of the investigation, Linex restarted litigation against the same defendants in the United States District Court for the District of Delaware.  No case schedule has been set by the Delaware court, but the Company expects that pre-trial discovery will begin before the end of 2012.

Third parties have from time to time claimed, and others may claim in the future that the Company has infringed their past, current or future intellectual property rights. These claims may also include requests for indemnity or defense by customers of the Company who receive demands or who are in litigation with such third parties. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business, operating results, cash flows and financial position.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

10. Warrants for Common Stock

As discussed in Note 8, the Company issued a warrant to purchase 468,293 shares of the Company’s common stock in connection with the loan and security agreement entered into in June 2012. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions:

June 2012
Dividend rate	0%
Risk-free interest rate	0.7%
Expected life (in years)	5.0
Expected volatility	59.1%

The relative fair value of the warrant was recorded as a debt discount on the condensed consolidated balance sheet in the amount of $384,000. As of June 30, 2012, this warrant has not been exercised and was still outstanding.

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant.  These common stock warrants were exercisable immediately, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. There were no exercises during the six months ended June 30, 2012. As of June 30, 2012, warrants to purchase 2,723,957 shares of common stock have not been exercised and were still outstanding.

11. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants. In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the Company’s 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s initial public offering (“IPO”) on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units and stock appreciation rights. The number of shares reserved for issuance under the 2010 Plan will be increased on the first day of each of the Company’s fiscal years by the lesser of 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or the number of shares determined by the board of directors. In 2011, shares equal to 4% of the outstanding shares of the Company on December 31, 2010, or 653,512 shares, were registered and reserved for issuance under the 2010 Plan. In addition, an amendment to the Company’s 2010 Stock Incentive Plan to add an additional 700,000 shares to the number of shares of common stock authorized for issuance under the Company’s 2010 Stock Incentive Plan was approved at the Company’s 2011 shareholder meeting. During the six months ended June 30, 2012, shares equal to 4% of the outstanding shares of the Company on December 31, 2011, or 706,982 shares, were registered and reserved for issuance under the 2010 Plan.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s stock-based compensation expense was $1.8 million and $1.6 million during the three months ended June 30, 2012 and 2011 and was $4.0 million and $2.9 million during the six months ended June 30, 2012 and 2011, respectively.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and six months ended June 30, 2012 and 2011 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Fair Value of Common Stock — Prior to the Company’s IPO, the fair value of the shares of common stock underlying the stock options was determined by the board of directors because there was no public market for the Company’s common stock. The board of directors therefore determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. Following the IPO, the fair value of the underlying common stock is based on the list price for the Company’s common stock as noted on the NASDAQ on the grant date.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.8%	2.0%	1.0%	2.1%
Expected life (in years)	5.0	5.0	5.1	5.0
Expected volatility	59.4%	56.9%	58.7%	57.3%

A summary of the Company’s stock award activity during the six months ended June 30, 2012 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2012	1,312,029	3,140,283	$9.04	8.4	$295
Additional shares authorized	706,982	—	—
Options granted	(339,300)	339,300	3.52
Inducement option granted	—	600,000	4.62
Restricted stock granted	(265,259)	—	—
Repurchased	—	—	—
Forfeited options	655,940	(655,940)	8.89
Restricted stock returned	62,591	—	—
Exercised options	—	(5,469)	1.05
Outstanding — June 30, 2012	2,132,983	3,418,174	$7.76	8.0	$51
Vested and expected to vest — June 30, 2012		2,151,791	$7.87	7.4	$49
Vested — June 30, 2012		1,197,828	$8.85	5.8	$48

During the first quarter of 2012, the Company granted options to purchase 600,000 shares of common stock to Dr. Bami Bastani, CEO, under the Inducement Stock Option Plan and Agreement, which is separate from the 2010 Plan, as a material inducement to the acceptance of employment with the Company. The grant was approved by the Company’s compensation committee of the board of directors, as specified under the Listing Rules of the Nasdaq Stock Market.

The aggregate intrinsic value of options exercised was $0 and $1.5 million for the three months ended June 30, 2012 and 2011 and was $18,000 and $7.5 million for the six months ended June 30, 2012 and 2011, determined as of the date of option exercise.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Additional information regarding the Company’s stock options outstanding and vested as of June 30, 2012 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $6.50	1,763,787	8.8	$4.48	321,392	$3.98
$6.51 - $8.67	805,336	6.4	7.88	484,736	7.88
$8.68 - $15.18	357,062	7.0	10.51	189,541	10.41
$15.19 - $21.68	491,989	8.4	17.29	202,159	17.43
	3,418,174	8.0	$7.76	1,197,828	$8.85

In July 2012, the Company commenced an offer to eligible employees to exchange certain options to purchase shares of the Company’s common stock. See Note 15.

As of June 30, 2012, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $6.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Restricted Stock Awards and Restricted Stock Units— The Company issued restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and members of the board of directors. These restricted shares will vest from three months to four years from the date of issuance if the employees or directors, as applicable, remain with the Company for the duration of the vesting period. Some RSUs are performance based awards; therefore, the vesting of these RSUs is subject to the achievement of specific performance metrics in addition to continued service. The Company issued 365,259 and 281,968 shares of RSUs during the six months ended June 30, 2012 and 2011. The Company did not issue RSAs during the three and six months ended June 30, 2012 and 2011. The Company recognized stock-based compensation in the amount of $0.7 million and $0.6 million for RSAs and RSUs during the three months ended June 30, 2012 and 2011 and $1.7 million and $0.9 million for RSAs and RSUs during the six months ended June 30, 2012 and 2011.

A summary of the Company’s RSA activity during the six months ended June 30, 2012 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Awards	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2012	3,600	$13.73	$15
Restricted stock awards granted	—	—
Restricted stock awards released	(1,200)	13.73
Restricted stock awards forfeited	—	—
Outstanding — June 30, 2012	2,400	$13.73	$4

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of the Company’s RSU activity during the six months June 30, 2012 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2012	645,685	$12.24	$2,667
Restricted stock units granted	365,259	4.45
Restricted stock units released	(116,103)	12.67
Restricted stock units forfeited	(25,125)	16.85
Outstanding — June 30, 2012	869,716	$8.69	$1,522

During the first quarter of its fiscal year 2012, the Company granted to Dr. Bami Bastani, CEO, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, which are separate from the 2010 Plan, as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company’s compensation committee of the board of directors, as specified under the Listing Rules of the Nasdaq Stock Market.

For the six months ended June 30, 2012, 116,103 shares of restricted stock units vested with an intrinsic value of approximately $369,000. The Company withheld 19,091 shares to satisfy approximately $69,000 of employees’ minimum tax obligation on the vested restricted stock units.

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

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the three and six months ended June 30, 2012 are as follows:

Shares
Unvested shares — January 1, 2012	104
Vesting of options exercised early	(39)
Unvested shares — March 31, 2012	65
Vesting of options exercised early	(38)
Unvested shares — June 30, 2012	27

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Option Activity for Nonemployee Consultants — During the six months ended June 30, 2012 and 2011, the Company did not issue options to purchase common stock to nonemployees. In 2011, the Company issued options to nonemployees for the purchase of 2,000 shares of common stock in exchange for services. These options were issued with an exercise price of $5.54 per share during the year ended December 31, 2011. These options generally vest monthly over three months to four years as long as consulting services are still being provided to the Company. The Company accounts for nonemployee consultant options based on the fair value of the awards as they vest. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term. Total stock-based compensation related to nonemployees was zero for each of the three months ended June 30, 2012 and 2011. Total stock-based compensation related to nonemployees was $3,000 and zero for the six months ended June 30, 2012 and 2011.

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (“ESPP”). A total of 730,770 shares of common stock were reserved for future issuance under the ESPP, which became effective upon the closing of the Company’s IPO. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of one percent (1%) of the outstanding shares of the Company on such date or a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010. In 2011, shares equal to one percent (1%) of the outstanding shares of the Company on January 1, 2011, or 163,378 shares, were registered and reserved for issuance under the ESPP. During the six months ended June 30, 2012, shares equal to one percent (1%) of the outstanding shares of the Company on January 1, 2012, or 176,746 shares, were registered and reserved for issuance under the ESPP.

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected volatility	70.7%	56.1%	65.8%	56.3%

The Company recognized compensation expense related to the ESPP in the amount of $96,000 and $0.2 million for the three months ended June 30, 2012 and 2011 and $0.2 million and $0.3 million for the six months ended June 30, 2012 and 2011. The Company issued 175,355 shares of common stock during the six months ended June 30, 2012. The Company issued 178,150 shares and 93,307 shares of common stock during the years ended December 31, 2011 and 2010. The Company had 624,082 shares of its common stock available for future issuance under the ESPP as of June 30, 2012.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Information about Geographic Areas

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the CEO. The CEO reviews financial information presented on a condensed consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, which is the development and marketing of wireless infrastructure solutions.

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$11,935	$14,969	$21,598	$26,331
United Kingdom	6,370	2,052	9,500	4,137
Rest of EMEA	2,641	3,404	5,146	6,707
Asia Pacific	1,942	1,412	4,622	3,236
Rest of Americas	1,611	1,392	3,044	2,969
Total	$24,499	$23,229	$43,910	$43,380

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2012	2011
United States	$1,572	$1,312
India	516	141
Japan	19	23
Total	$2,107	$1,476

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Income Taxes

The Company’s provision for income taxes was $162,000 and $86,000 for the three months ended June 30, 2012 and 2011 and was $291,000 and $163,000 for the six months ended June 30, 2012 and 2011, consisting primarily of provisions for foreign income taxes.

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

14. Related-Party Transactions

The Company invested in a private company that is a related party. The investee is co-founded by Dr. Vaduvur Bharghavan, who ceased being a member of the Company’s board of directors in May 2012. The total investment in this related party amounted to $1.3 million in 2011. See Note 7 for further discussion of this investment.

The Company has a reseller in Japan that is a related party. This reseller owned shares of the Company’s stock during the three and six months ended June 30, 2012 and 2011. The total revenue from this related party amounted to $173,000 and $176,000  for the three months ended June 30, 2012 and 2011. The total revenue from this related party amounted to $438,000 and $562,000 for the six months ended June 30, 2012 and 2011. Accounts receivable from the reseller were $79,000 and $66,000 as of June 30, 2012 and December 31, 2011.

The Company has a distributor in Japan that is a related party. This distributor owned shares of the Company’s stock during the three and six months ended June 30, 2012 and 2011. The total revenue from this related party amounted to $325,000 and $62,000 for the three months ended June 30, 2011 and 2010. The total revenue from this related party amounted to $936,000 and $442,000 for the six months ended June 30, 2012 and 2011. Accounts receivable from this distributor were zero as of June 30, 2012 and December 31, 2011.

15. Subsequent events

On July 26, 2012, the Company commenced an offer to eligible employees to exchange certain options to purchase shares of the Company’s common stock outstanding on July 26, 2012 which have an exercise price greater than $2.00 per share (the “Eligible Options”), that were granted under the Company’s 2002 Stock Incentive Plan or 2010 Stock Incentive Plan (the “2010 Plan”) and that do not vest upon the achievement of certain performance criteria for new nonqualified stock options to be granted under the 2010 Plan (the “New Options”) following the expiration of the offer. The Company’s chief executive officer and its non-employee directors are not eligible to participate in the offer.  Eligible Options tendered will be exchanged for an equal number of New Options, except that certain eligible officers will receive a lesser number of New Options, depending on the exercise price of the Eligible Options tendered. The New Options will be granted following the expiration of the offer with an exercise price equal to the fair market value of the Company’s common stock on the date of grant with the terms and subject to the conditions set forth in the offer documents filed with the SEC.  The offer is expected to expire on August 22, 2012, unless extended by the Company.

As discussed in Note 8, on July 31, 2012, the Company renewed the line of credit with Silicon Valley Bank.

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

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by approximately 6,600 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities.

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

On March 18, 2012, our Board of Directors appointed Dr. Bami Bastani, who previously served as the president, chief executive officer, and board member of companies in the mobility, consumer, and broadband markets, as our president and chief executive officer, or CEO, and a member of our Board of Directors. Our ability to achieve and maintain profitability as well as our other goals in the future will be affected by, among other things, our ability to integrate our current CEO, the continued acceptance of our products, the timing and size of our orders, the average selling prices for our products and services, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.

Our revenues have grown from $1.1 million in 2005 to $90.5 million in 2011 and were $43.9 million during the six months ended June 30, 2012. It is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

We have incurred losses since inception as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of June 30, 2012, we had an accumulated deficit of $242.9 million.

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

Deferred Revenue. Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. We established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times during 2007, 2008 and 2009. The decreases in deferred revenue due to the related recognition of ratable revenue are partially offset by the sale of support services that will be recognized over the term of the support agreements. The total deferred revenue as of June 30, 2012 and December 31, 2011 were $15.6 million and $16.2 million.

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

Litigation Reserve Expense. Litigation reserve expense consists of settlements or anticipated settlements of litigation. During the six months ended June 30, 2012, the litigation reserve expense was related to the settlement, license and release agreement with Extricom Ltd., or Extricom. As part of this agreement, we paid Extricom $2.4 million. The payment was made in April 2012. During the six months ended June 30, 2011, we entered into a license agreement with Motorola. As part of the license agreement, we agreed to pay Motorola $7.3 million and expensed the full amount in the six months ended June 30, 2011.

Interest Expense, Net. Interest expense, net consists primarily of interest expense on debt, customer prompt payment discounts for the six months ended June 30, 2012. Interest expense, net consists primarily of interest expense on debt, prompt payment discounts and interest income on cash and cash equivalents and short-term investments balances. As of June 30, 2012, we had $11.7 million of outstanding debt before debt discounts.

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

There have been no significant changes in our accounting policies during the six months ended June 30, 2012, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended June 30,
	2012		2011
REVENUES:
Products	$20,296	82.8%	$19,015	81.9%
Support and services	4,161	17.0	3,120	13.4
Ratable products and services	42	0.2	1,094	4.7
Total revenues	24,499	100.0	23,229	100.0
COSTS OF REVENUES:
Products	7,146	29.2	6,664	28.7
Support and services	1,518	6.2	1,043	4.5
Ratable products and services	24	0.1	639	2.7
Total costs of revenues	8,688	35.5	8,346	35.9
Gross margin	15,811	64.5	14,883	64.1
OPERATING EXPENSES:
Research and development	3,668	15.0	3,393	14.6
Sales and marketing	14,979	61.1	10,445	45.0
General and administrative	3,200	13.0	3,426	14.8
Litigation reserve	—	—	7,250	31.2
Total operating expenses	21,847	89.1	24,514	105.6
Loss from operations	(6,036)	(24.6)	(9,631)	(41.5)
Interest expense, net	(260)	(1.1)	(62)	(0.3)
Other income (expense), net	(14)	—	13	0.1
Loss before provision for income taxes	(6,310)	(25.7)	(9,680)	(41.7)
Provision for income taxes	162	0.7	86	0.3
Net loss	$(6,472)	(26.4)%	$(9,766)	(42.0)%

Revenues

Our total revenues increased by $1.3 million, or 5.5%, to $24.5 million during the three months ended June 30, 2012 from $23.2 million during the three months ended June 30, 2011. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $2.3 million, or 10.5%, to $24.5 million during the three months ended June 30, 2012 from $22.1 million during the three months ended June 30, 2011. This increase was primarily the result of increased demand for our products particularly in the United Kingdom and Asia Pacific regions during the three months ended June 30, 2012.

Products revenues increased by $1.3 million, or 6.7%, to $20.3 million during the three months ended June 30, 2012 from $19.0 million during the three months ended June 30, 2011. The increase was primarily a result of an increase in unit shipments particularly in the United Kingdom and Asia Pacific regions during the three months ended June 30, 2012.

Support and services revenues increased by $1.0 million, or 33.4%, to $4.2 million during the three months ended June 30, 2012 from $3.1 million during the three months ended June 30, 2011. The increase in support and services revenues is a result of increased product sales particularly in the United Kingdom and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $1.1 million, or 96.2%, to $42,000 during the three months ended June 30, 2012 from $1.1 million during the three months ended June 30, 2011.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $0.3 million, or 4.1%, to $8.7 million during the three months ended June 30, 2012 from $8.3 million during the three months ended June 30, 2011.  Overall gross margins, as a percentage of total revenues, increased to 64.5% during the three months ended June 30, 2012 from 64.1% during the three months ended June 30, 2011. Our product gross margins decreased to 64.8% during the three months ended June 30, 2012 from 65.0% during the three months ended June 30, 2011. This decrease in the product gross margin was primarily the result of inventory costs associated with the end-of-life of a series of legacy access points. Our support and services gross margins decreased to 63.5% during the three months ended June 30, 2012 from 66.6% during the three months ended June 30, 2011. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable gross margins increased to 42.9% during the three months ended June 30, 2012 from 41.6% during the three months ended June 30, 2011, primarily as a result of the decline in ratable revenue.

Operating Expenses

Our operating expenses decreased by $2.7 million, or 10.9%, to $21.8 million during the three months ended June 30, 2012 from $24.5 million during the three months ended June 30, 2011, and decreased as a percentage of revenue from 105.6% during the three months ended June 30, 2011 to 89.1% during the three months ended June 30, 2012.

Research and Development Expenses

Research and development expenses increased by $0.3 million, or 8.1%, to $3.7 million during the three months ended June 30, 2012 from $3.4 million during the three months ended June 30, 2011. This increase is primarily the result of an increase of $0.3 million in research and development personnel costs and an increase of $0.2 million in facility expense related to our expansion in India partially offset by a decrease of $0.2 million in engineering expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.5 million, or 43.4%, to $15.0 million during the three months ended June 30, 2012 from $10.4 million during the three months ended June 30, 2011. This increase is primarily the result of an increase of $3.9 million in sales and marketing personnel costs as a result of increased headcount, an increase of $0.4 million in sales and marketing program expenses, an increase of $0.2 million in stock-based compensation expense and an increase of $0.1 million in facility expense related to our expansion in U.S. as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 6.6%, to $3.2 million during the three months ended June 30, 2012 from $3.4 million during the three months ended June 30, 2011. This decrease is primarily the result of a decrease of $0.2 million in legal fees as a result of the settlement of certain litigation matters partially offset by an increase of $0.1 million in stock-based compensation expense as compared to the same period of last year.

Litigation Reserve Expense

Our litigation reserve expense decreased from approximately $7.3 million during the three months ended June 30, 2011 to zero during the three months ended June 30, 2012. On June 13, 2011, we entered into a license agreement with Motorola. As part of the license agreement, we agreed to pay Motorola $7.3 million and expensed the full amount in the quarter ended June 30, 2011. There was no such expense in the three months ended June 30, 2012.

Interest Expense, net

Interest expense, net increased by $0.2 million, to $0.3 million during the three months ended June 30, 2012, from $62,000 during the three months ended June 30, 2011. This increase is primarily due to the interest expense of $0.2 million associated with the $12.0 million loan agreement the Company entered with Venture Lending and Leasing IV, Inc., or VLL, in the three months ended June 30, 2012.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Six Months Ended June 30,
	2012		2011
REVENUES:
Products	$36,099	82.2%	$34,455	79.4%
Support and services	7,719	17.6	6,260	14.4
Ratable products and services	92	0.2	2,665	6.2
Total revenues	43,910	100.0	43,380	100.0
COSTS OF REVENUES:
Products	12,600	28.7	12,375	28.5
Support and services	2,973	6.8	1,940	4.5
Ratable products and services	55	0.1	1,491	3.4
Total costs of revenues	15,628	35.6	15,806	36.4
Gross margin	28,282	64.4	27,574	63.6
OPERATING EXPENSES:
Research and development	7,539	17.2	6,815	15.7
Sales and marketing	30,553	69.6	20,057	46.3
General and administrative	8,233	18.7	6,344	14.6
Litigation reserve	2,350	5.3	7,250	16.7
Total operating expenses	48,675	110.8	40,466	93.3
Loss from operations	(20,393)	(46.4)	(12,892)	(29.7)
Interest expense, net	(289)	(0.6)	(154)	(0.4)
Other income, net	14	0.0	68	0.2
Loss before provision for income taxes	(20,668)	(47.0)	(12,978)	(29.9)
Provision for income taxes	291	0.7	163	0.4
Net loss	$(20,959)	(47.7)%	$(13,141)	(30.3)%

Revenues

Our total revenues increased by $0.5 million, or 1.2%, to $43.9 million during the six months ended June 30, 2012 from $43.4 million during the six months ended June 30, 2011. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $3.1 million, or 7.6%, to $43.8 million during the six months ended June 30, 2012 from $40.7 million during the six months ended June 30, 2011. This increase was primarily the result of increased demand for our products particularly in the United Kingdom and Asia Pacific regions during the six months ended June 30, 2012.

Products revenues increased by $1.6 million, or 4.8%, to $36.1 million during the six months ended June 30, 2012 from $34.5 million during the six months ended June 30, 2011. The increase was primarily a result of an increase in unit shipments particularly in the United Kingdom and Asia Pacific regions during the six months ended June 30, 2012.

Support and services revenues increased by $1.5 million, or 23.3%, to $7.7 million during the six months ended June 30, 2012 from $6.3 million during the six months ended June 30, 2011. The increase in support and services revenues is a result of increased product sales particularly in the United Kingdom and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $2.6 million, or 96.5%, to $92,000 during the six months ended June 30, 2012 from $2.7 million during the six months ended June 30, 2011.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues decreased by $0.2 million, or 1.1%, to $15.6 million during the six months ended June 30, 2012 from $15.8 million during the six months ended June 30, 2011. Overall gross margins, as a percentage of total revenues, increased to 64.4% during the six months ended June 30, 2012 from 63.6% during the six months ended June 30, 2011. Our product gross margins increased to 65.1% during the six months ended June 30, 2012 from 64.1% during the six months ended June 30, 2011. This increase in the product gross margin was primarily the result of our product mix consisting of higher margin items. Our support and services gross margins decreased to 61.5% during the six months ended June 30, 2012 from 69.0% during the six months ended June 30, 2011. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable gross margins decreased to 40.2% during the six months ended June 30, 2012 from 44.1% during the six months ended June 30, 2011.

Operating Expenses

Our operating expenses increased by $8.2 million, or 20.3%, to $48.7 million during the six months ended June 30, 2012 from $40.5 million during the six months ended June 30, 2011. Our operating expenses increased as a percentage of revenue from 93.3% during the six months ended June 30, 2011 to 110.8% during the six months ended June 30, 2012.

Research and Development Expenses

Research and development expenses increased by $0.7 million, or 10.6%, to $7.5 million during the six months ended June 30, 2012 from $6.8 million during the six months ended June 30, 2011. This increase is primarily the result of an increase of $0.4 million in research and development personnel costs and an increase of $0.4 million in facility expense related to our expansion in India partially offset by a decrease of $0.2 million in engineering expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $10.5 million, or 52.3%, to $30.6 million during the six months ended June 30, 2012 from $20.1 million during the six months ended June 30, 2011. This increase is primarily the result of an increase of $7.3 million in sales and marketing personnel costs as a result of increased headcount, an increase of $1.5 million in sales and marketing program expenses, an increase of $0.7 million in travel expenses, an increase of $0.6 million in stock-based compensation expense and an increase of $0.3 million in facility expense related to our expansion in U.S. as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million, or 29.8%, to $8.2 million during the six months ended June 30, 2012 from $6.3 million during the six months ended June 30, 2011. This increase is primarily the result of an increase of $0.9 million in costs related to our former CEO’s transitional employment agreement and the executive search fees for the current CEO, an increase of $0.4 million in stock-based compensation expense, an increase of $0.3 million in personnel costs as a result of increased headcount and an increase of $0.2 million in legal fees related to the settlement of certain litigation matters.

Litigation Reserve Expense

Our litigation reserve expense decreased from approximately $7.3 million during the six months ended June 30, 3011 to approximately $2.4 million during the six months ended June 30, 2012. During the six months ended June 30, 2012, we entered into a settlement, license and release agreement with Extricom. We expensed the full $2.4 million in the six months ended June 30, 2012 as we do not believe the agreement provides any future value.

During the six months ended June 30, 2011, we entered into a license agreement with Motorola. As part of the license agreement, we agreed to pay Motorola $7.3 million and expensed the full amount in the six months ended June 30, 2011.

Interest Expense, net

Interest expense, net increased by $0.1 million, or 87.7%, to $0.3 million during the three months ended June 30, 2012, from $0.2 million during the three months ended June 30, 2011. This increase is primarily due to a result of an increase in interest expense of $0.2 million related to the $12.0 million loan agreement with VLL in the six months ended June 30, 2012 offset by the interest expense of $0.1 related to the prior long-term debt that was paid off in the six months ended June 30, 2011.

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

During the three and six months ended June 30, 2012, the average daily outstanding balance on our line of credit was approximately $2.3 million and $1.2 million, respectively. We paid off our outstanding line of credit during the quarter ended June 30, 2012.  Accordingly, as of June 30, 2012, the total amount outstanding under the line of credit was zero.

On July 31, 2012, we renewed the line of credit for twelve months. The debt agreement is collateralized by substantially all of our assets and intellectual property, with first priority liens relative to the VLL Agreement, on accounts receivable, loan proceeds and our cash. The maximum amount available under this line of credit is based on eligible accounts receivable up to a maximum of $7.0 million, subject to an overall aggregate total outstanding borrowing limit under the VLL Agreement of $20.0 million. The VLL Agreement also provides that we are limited to borrowings under the line of credit for a period of no more than three business days before and after the end of the quarter, until we are able to achieve two consecutive quarters of increasing profitability of at least $1.0 million per quarter (based on non-GAAP income, excluding stock based compensation and other non-cash items), so long as we maintain such profitability and subject to the overall aggregate borrowing limit of $20.0 million.

During June 2012, we entered into a loan and security Agreement with VLL, pursuant to which we borrowed an aggregate principal amount of $11.7 million before debt discounts.

We will repay the term loan in 39 monthly installments of principal plus accrued interest beginning on June 6, 2012 and ending on August 1, 2015. Amounts borrowed under the loan agreement bear interest per annum at a fixed rate equal to 12.0%.  We may voluntarily prepay the term loan in full by tendering a cash payment equal to the sum of: (i) the accrued and unpaid interest on the term loan as of the date of the prepayment; (ii) the unpaid principal balance of the term loan as of the date of the prepayment, and (iii) the interest that would have accrued and been payable from the date of the prepayment through the stated date of maturity of such term loan had it remained outstanding and been paid in accordance with the terms of the related note (multiplied by 0.80 in the case of repayment after January 1, 2014).  We will also be required to pay a fee in an amount equal to $2.0 million at the earlier of (i) a change of control and (ii) September 1, 2015.  As security for amounts outstanding under the loan agreement, we have granted VLL a security interest in substantially all of our assets.

The loan agreement contains customary affirmative and negative covenants. Pursuant to the terms of the loan agreement, and subject to certain exceptions, we are not permitted, without VLL’s prior written consent, among other things, to:

•                  incur additional indebtedness except for specified permitted indebtedness;

•                  incur any liens on our property, except for specified permitted liens;

•                  change our business from that in which we were engaged or reasonably related businesses at the time of the loan agreement;

•                  merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with any person, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person; or

•                  pay any dividends or make any distributions on our equity securities or repurchase any of our equity, except we may pay dividends payable solely in common stock and may repurchase securities from employees and consultants in a limited manner;

Amounts outstanding under the loan agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of June 30, 2012, we had debt outstanding under the loan in the amount of $11.7 million, before debt discounts, that bears a fixed interest rate of 12% per year.

As of June 30, 2012, we had cash and cash equivalents of $30.4 million as compared to a combined cash and cash-equivalents and short-term investments balance of $40.3 million as of December 31, 2011.

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

Cash used in operating activities of $20.4 million during the six months ended June 30, 2012 reflected a net loss of $21.0 million and changes in our net operating assets and liabilities of $4.3 million during the six months ended June 30, 2012, partially offset by non-cash charges of $4.8 million, $4.0 million of which relates to stock-based compensation. The change in our net operating assets and liabilities was comprised of a decrease of $2.8 million in accounts payable and accrued liabilities, an increase of $1.1 million in inventory, a decrease of $0.6 million in deferred revenues and an increase of $0.5 million in prepaid expenses and other assets was partially offset by a decrease of $0.7 million in accounts receivable

Cash used in operating activities of $8.2 million during the six months ended June 30, 2011 reflected a net loss of $13.1 million, partially offset by non-cash charges of $3.3 million, $2.9 million of which relates to stock-based compensation and changes in our net operating assets and liabilities of $1.6 million during the six months ended June 30, 2011. An increase of $7.3 million in the litigation reserve and a decrease of $1.0 million in deferred inventory costs was partially offset by a decrease of $3.4 million in deferred revenue, a decrease of $1.8 million in accounts payable and accrued liabilities, an increase of $0.9 million in accounts receivable, net and an increase of $0.6 million in inventory.

Cash Flows from Investing Activities

Our investing activities have consisted of our short-term investments and capital expenditures during the six months ended June 30, 2012. The cash provided by investing activities of $3.9 million during the six months ended June 30, 2012 reflected $5.0 million in proceeds from the maturities of short-term investments that was partially offset by $1.1 million of capital expenditures.

Our investing activities have consisted of our short-term investments and capital expenditures during the six months ended June 30, 2011. The purchase of $5.0 million of short-term investments was offset by the maturity of $5.0 million of short-term investments. Cash used in investing activities during the six months ended June 30, 2011 was $0.5 million as a result of our capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering, issuance of common stock in conjunction with the exercises options to purchase our stock, the sale of convertible preferred stock, the incurrence of debt and the use of a line of credit facility. As of June 30, 2012, we had outstanding debt in the amount of $11.7 million before debt discounts. During the six months ended June 30, 2012, we paid off our line of credit in the amount of $6.9 million.

During the six months ended June 30, 2012, cash provided by financing activities was $11.7 million; primarily as a result of net proceeds of $11.5 million from our debt financing during the quarter ended June 30, 2012 and net proceeds from the exercise of stock options and the purchases under the employee stock purchase plan in the amount of $0.2 million.

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

Contractual Obligations

We are obligated to make principal and interest payments on our debt. Our long-term debt carries a fixed interest rate of 12%. As of June 30, 2012, our obligation to make principal, interest and other payments on our debt totaled $16.0 million.

As of June 30, 2012, we had operating lease obligations of $3.3 million, of which the longest remaining lease expires in 2015. Our operating lease in India expires in 2016, but is cancelable subsequent to 2013. We have the option to renew the lease for an additional five years. Our outstanding purchase commitments of $10.9 million are due within the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

All of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended June 30, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $30.4 million and $40.3 million as of June 30, 2012 and December 31, 2011. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the six months ended June 30, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our CEO and our chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex Technologies, Inc.’s (“Linex”) U.S. Patents relating to multiple-input-multiple-output technology are infringed by 802.11n products imported and sold by the Company—as well as by the Hewlett-Packard Company, Apple, Inc., Aruba Networks, Inc. and Ruckus Wireless, Inc.  On April 2, 2012, Linex filed a motion to terminate the investigation based on withdrawal of the complaint.  On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex’s motion and as a result, the investigation has been terminated in its entirety. After the termination of the investigation, Linex restarted litigation against the same defendants in the United States District Court for the District of Delaware.  No case schedule has been set by the Delaware court, but the Company expects that pre-trial discovery will begin before the end of 2012.

Third parties have from time to time claimed, and others may claim in the future that the Company has infringed their past, current or future intellectual property rights. These claims may also include requests for indemnity or defense by customers of the Company who receive demands or who are in litigation with such third parties. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business, operating results, cash flows and financial position.

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

We expect to incur operating losses and continued cash usage in 2012 as a result of expenses associated with the continued development and expansion of our business, including expenditures related to the strategic decision to double the size of our field sales team between early 2011 and early 2012.  As of June 30, 2012, we had cash and cash equivalents balances of $30.4 million.

While we believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next 12 months from the date of this report, if we do not raise additional financing, our cash balances will be reduced to comparatively lower levels over the next twelve months. Should these lower cash balances materialize, it could make it more difficult to obtain new customers and retain existing customers. In addition, we could see increased employee attrition and difficulty attracting new employees.  These developments could materially and adversely impact our business and operating results.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and if we require additional funds in the future, such funds may not be available on acceptable terms, or at all.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for the next 12 months. We may, however, need to raise substantial additional capital due to changes in business conditions or other future developments or in order to:

•                   expand the commercialization of our products;

•                   fund our operations;

•                   continue our research and development;

•                  defend, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•                  commercialize new products;

•                  service our debt obligations and avoid any restrictions on our operations that may result from a failure to do so; and

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

We have incurred significant losses since our inception, including net losses of $21.0 million and $13.1 million during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, we had an accumulated deficit of $242.9 million and $221.9 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

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

On March 18, 2012, our Board of Directors appointed Dr. Bami Bastani, who previously served as the president, CEO and board member of companies in the mobility, consumer, and broadband markets, as our president and CEO and a member of our Board of Directors. Our CEO will likely also require a period of time to assimilate into our company and become fully productive, the pendency of which could negatively impact our business, at least in the short term.

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

If we cannot effectively integrate and retain key employees, the execution of our business strategy may be significantly delayed or adversely impacted. For example, on March 18, 2012, our Board of Directors appointed Dr. Bami Bastani as our president and CEO and a member of our Board of Directors. During 2011, we hired a senior vice president to run our worldwide sales, service and support organization, a senior vice president to run our engineering organization and a senior vice president to run our marketing organization. Our success in the subsequent periods will depend a significant part on our ability to integrate them into our operations and their ability to enhance and implement our operations and strategy.

Often, significant amounts of time and resources are required to train technical, sales and other personnel. Qualified individuals are in high demand. We have increased our investment in field sales personnel and we have no assurance that they will become fully productive in the time periods anticipated. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

None of our employees have employment agreements for specific terms, and any of our employees may terminate their employment at any time. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. The loss of services of key employees could significantly delay or prevent the achievement of our strategic objectives, which could adversely affect our business and operating results. In July 2012, the Company commenced an offer to eligible employees to exchange certain options to purchase shares of the Company’s common stock. See Note 15.

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

•                  On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex Technologies, Inc.’s (“Linex”) U.S. Patents relating to multiple-input-multiple-output technology are infringed by 802.11n products imported and sold by us—as well as by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless.  On April 2, 2012, Linex filed a motion to terminate the Investigation based on withdrawal of the complaint.   On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex’s motion and as a result, the Investigation has been terminated in its entirety. After the termination of the investigation, Linex restarted litigation against the same defendants in the United States District Court for the District of Delaware.  No case schedule has been set by the Delaware court, but the Company expects that pre-trial discovery will begin before the end of 2012.

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

Third parties have from time to time claimed, and others may claim in the future that the Company has infringed their past, current or future intellectual property rights. These claims may also include requests for indemnity or defense by customers of the Company who receive demands or who are in litigation with such third parties.  These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business, operating results, cash flows and financial position.

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

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 95% and 94% of our total net revenues during the three and six months ended June 30, 2012, respectively. Sales through our channel partners accounted for 87% of our total net revenues for each of the three and six months ended June 30, 2011, respectively. Sales through our channel partners accounted for 92% of our total net revenues during the year ended December 31, 2011. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Westcon Group, Catalyst Telecom and SiraCom distribute a significant amount of our products worldwide. Resale of product through Westcon Group, Catalyst Telecom and SiraCom accounted for 67% and 61% of our worldwide net revenues for the three and six months ended 2012, respectively. Resale of product through Westcon Group, Catalyst Telecom and SiraCom accounted for 53%, of our worldwide net revenues in 2011.

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

We derive a significant portion of our revenues from customers outside the U.S. During the six months ended June 30, 2012 and 2011, 51% and 39% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2012, approximately 18.0 million shares of common stock were issued and outstanding. At that date, we had approximately 4.5 million shares of our common stock that will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various stock plans and vesting agreements outstanding as of June 30, 2012. The weighted-average exercise price for options was $7.76 per share as of June 30, 2012. Warrants to purchase 2.7 million shares of common stock at a weighted average exercise price of $10.76 per share had not been exercised and were still outstanding as of June 30, 2012. In addition, a warrant to purchase 468,293 shares of common stock at an exercise price of $2.05 per share had not been exercised and was still outstanding as of June 30, 2012. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Sales of Unregistered Securities

See our Current Report on Form 8-K filed with the SEC on June 7, 2012.

(b)         Use of Proceeds from Initial Public Offering

On March 30, 2010, the registration statement (No. 333-163859) on Form S-1 for our IPO of our common stock was declared effective by the SEC, and the offering commenced. The managing underwriters were Bank of America Merrill Lynch, Baird, Cowen and Company, JMP Securities and ThinkEquity LLC.

As the result of the IPO, we sold 4,233,017 shares of our common stock and received $57.1 million in proceeds, net of underwriting discount and net of commission of $4.4 million and offering related expenses of $2.0 million, on April 6, 2010, which was the closing date of the offering. As of June 30, 2012, we have used $53.1 million of the proceeds of our initial public offering to fund operations. We expect to use the remaining net proceeds from the IPO for general corporate purposes, including recent expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material changes in the planned use of proceeds from our IPO as described in the final prospectus filed with SEC pursuant to Rule 424(b).

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

Exhibit			Incorporated by Reference		Filing	Filed
No.	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
10.1	Loan and Security Agreement, dated as of June 6, 2012, between Meru Networks, Inc. and Venture Lending and Leasing IV, Inc.	8-K	001-34659	10.1.	June 7, 2012

10.2	Supplement to the Loan and Security Agreement dated as of June 6, 2012 between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.2	June 7, 2012

10.3	Warrant to Purchase Shares of Common Stock of Meru Networks, Inc. issued to Venture Lending & Leasing VI, LLC.	8-K	001-34659	10.3	June 7, 2012

10.4	Intellectual Property Security Agreement, dated as of June 6, 2012 by and between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.4	June 7, 2012

10.5*	Amended 2012 Management Bonus Plan.	8-K	001-34659	10.1	June 27, 2012

10.6*	Amended 2012 Sales Executive Bonus Plan.	8-K	001-34659	10.2	June 27, 2012

10.9	Eighteenth Loan Modification Agreement dated July 31, 2012 by and among Silicon Valley Bank and Meru Networks, Inc.					x

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1**	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

101 INS***	XBRL Instance Document	x

101.SCH***	XBRL Taxonomy Extension Schema Document	x

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	x

101.CAL***	XBRL Taxonomy Calculation Linkbase Document	x

101.LAB***	XBRL Taxonomy Label Linkbase Document	x

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	x

*                               Indicates management contract or compensatory plan or arrangement.

**                              The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***                          These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2012

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani
Dr. Bami Bastani President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brett T. White
Brett T. White Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

Exhibit			Incorporated by Reference		Filing	Filed
No.	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
10.1	Loan and Security Agreement, dated as of June 6, 2012, between Meru Networks, Inc. and Venture Lending and Leasing IV, Inc.	8-K	001-34659	10.1.	June 7, 2012

10.2	Supplement to the Loan and Security Agreement dated as of June 6, 2012 between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.2	June 7, 2012

10.3	Warrant to Purchase Shares of Common Stock of Meru Networks, Inc. issued to Venture Lending & Leasing VI, LLC.	8-K	001-34659	10.3	June 7, 2012

10.4	Intellectual Property Security Agreement, dated as of June 6, 2012 by and between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.4	June 7, 2012

10.5*	Amended 2012 Management Bonus Plan.	8-K	001-34659	10.1	June 27, 2012

10.6*	Amended 2012 Sales Executive Bonus Plan.	8-K	001-34659	10.2	June 27, 2012

10.9	Eighteenth Loan Modification Agreement dated July 31, 2012 by and among Silicon Valley Bank and Meru Networks, Inc.					x

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1**	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS***	XBRL Instance Document	x

101.SCH***	XBRL Taxonomy Extension Schema Document	x

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	x

101.CAL***	XBRL Taxonomy Calculation Linkbase Document	x

101.LAB***	XBRL Taxonomy Label Linkbase Document	x

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	x

*                               Indicates management contract or compensatory plan or arrangement.

**                              The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***                           These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.