Form 10-Q
period 2012-09-30
MERU NETWORKS INC
filed 2012-11-08
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock, par value $0.0005, outstanding as of October 26, 2012 was 18,165,000.

MERU NETWORKS INC.

Meru Networks is a registered trademark and the Meru Networks logo, AirFirewall, patented System Director, Virtual Cell, Virtual Port, MeruAssure and E(z)RF are trademarks of Meru Networks, Inc.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,097	$35,259
Short-term investments	—	5,000
Accounts receivable, net	5,405	13,038
Inventory	10,071	6,548
Deferred inventory costs, current portion	89	86
Prepaid expenses and other current assets	1,349	912
Total current assets	48,011	60,843
Property and equipment, net	3,026	1,476
Goodwill	1,658	1,658
Intangible assets, net	476	693
Deferred inventory costs, net of current portion	—	26
Other assets	2,148	2,147
TOTAL ASSETS	$55,319	$66,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,588	$5,733
Accrued liabilities	12,406	12,394
Long-term debt, current portion	3,076	—
Deferred revenue, current portion	12,122	11,764
Total current liabilities	30,192	29,891
Long-term debt, net of current portion	7,339	—
Deferred revenue, net of current portion	5,380	4,481
Other liabilities	305	—
Total liabilities	43,216	34,372

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 18,082,274 and 17,674,552 shares issued and outstanding as of September 30, 2012 and December 31, 2011	9	9
Additional paid-in capital	260,994	254,576
Accumulated other comprehensive loss	(228)	(197)
Accumulated deficit	(248,672)	(221,917)
Total stockholders’ equity	12,103	32,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,319	$66,843

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Products	$20,910	$20,096	$57,009	$54,551
Support and services	4,432	3,155	12,151	9,415
Ratable products and services	44	507	136	3,172
Total revenues	25,386	23,758	69,296	67,138
COSTS OF REVENUES:
Products	7,191	7,239	19,791	19,614
Support and services	1,764	1,191	4,737	3,131
Ratable products and services	24	333	79	1,824
Total costs of revenues*	8,979	8,763	24,607	24,569
Gross margin	16,407	14,995	44,689	42,569
OPERATING EXPENSES:
Research and development*	4,072	3,718	11,611	10,533
Sales and marketing*	13,830	12,869	44,383	32,926
General and administrative*	3,496	3,655	11,729	9,999
Litigation reserve	—	—	2,350	7,250
Total operating expenses	21,398	20,242	70,073	60,708
Loss from operations	(4,991)	(5,247)	(25,384)	(18,139)
Interest expense, net	(721)	(45)	(1,010)	(199)
Other income, net	35	18	49	86
Loss before provision for income taxes	(5,677)	(5,274)	(26,345)	(18,252)
Provision for income taxes	119	98	410	261
Net loss	$(5,796)	$(5,372)	$(26,755)	$(18,513)

Net loss per share of common stock:
Basic and diluted	$(0.32)	$(0.31)	$(1.50)	$(1.07)

Shares used in computing net loss per share of common stock:
Basic and diluted	18,014,335	17,519,217	17,854,199	17,296,904

* Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Costs of revenues	$73	$101	$251	$264
Research and development	300	316	909	858
Sales and marketing	638	636	2,176	1,587
General and administrative	760	558	2,456	1,837

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(5,796)	$(5,372)	$(26,755)	$(18,513)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	89	(147)	(31)	(83)
Change in net unrealized gain on available-for-sale securities	—	(1)	—	(1)
Other comprehensive loss, net of tax	89	(148)	(31)	(84)
Comprehensive loss	$(5,707)	$(5,520)	$(26,786)	$(18,597)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(26,755)	$(18,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	968	456
Stock-based compensation	5,792	4,546
Accrued interest on long-term debt	414	—
Amortization of issuance costs	98	44
Bad debt expense	25	102
Changes in operating assets and liabilities:
Accounts receivable, net	7,608	(2,085)
Inventory	(3,522)	(1,221)
Deferred inventory costs	23	1,265
Prepaid expenses and other assets	(477)	46
Accounts payable	(3,146)	961
Accrued liabilities	(46)	(211)
Deferred revenue	1,257	(1,722)
Net cash used in operating activities	(17,761)	(16,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,343)	(855)
Purchase of short-term investments	—	(9,996)
Proceeds from maturities of short-term investments	5,000	10,000
Investment in non-marketable equity securities	—	(1,250)
Net cash paid in purchase of business	—	(2,002)
Net cash provided by (used in) investing activities	2,657	(4,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	11,489	—
Proceeds from exercise of stock options	73	2,770
Proceeds from employee stock purchase plan	279	—
Taxes paid related to net share settlement of equity awards	(114)	—
Repayment of long-term debt	(788)	(2,852)
Net cash provided by (used in) financing activities	10,939	(82)
Effect of exchange rate changes on cash and cash equivalents	3	(84)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,162)	(20,601)
CASH AND CASH EQUIVALENTS - Beginning of period	35,259	62,270
CASH AND CASH EQUIVALENTS - End of period	$31,097	$41,669
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$341	$65
Cash paid for income taxes	$261	$209
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with debt financing	$384	$—
Assets acquired in business combination for future consideration	$—	$484

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2012 and December 31, 2011, the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011, comprehensive loss for the three and nine months ended September 30, 2012 and 2011, and its cash flows for the nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. All references to September 30, 2012 or to the three and nine months ended September 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally works with both large and small channel partners. The Company maintains reserves for estimated potential credit losses. As of September 30, 2012, two distributor customers accounted for 38% of the Company’s net accounts receivable. As of December 31, 2011, two different distributor customers accounted for 40% of the Company’s net accounts receivable. The Company does not require collateral on accounts receivable. As of September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $52,000 and $0.1 million.

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

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact during the three and nine months ended September 30, 2012 nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.

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

Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of September 30, 2012, the Company has not written down any of its long-lived assets as a result of impairment.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Loss Contingencies — The Company is or has been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. The Company evaluates contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact its condensed consolidated financial statements.

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

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2012 is as follows (in thousands):

September 30,
2012
Accrued warranty balance — beginning of period	$662
Warranty costs incurred	(147)
Provision for warranty	353
Accrued warranty balance — end of period	$868

2. Recently Issued Accounting Pronouncement

In July 2012, the FASB issued an update for Intangibles—Goodwill and Other Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt this standard in the first quarter of 2013 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

3. Inventory

Inventory as of September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Finished goods	$9,186	$5,670
Channel inventory	885	878
Inventory	$10,071	$6,548

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Net Loss Per Share of Common Stock

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

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2012	2011
Stock awards and stock options to purchase common stock *	4,967,085	2,906,633
Common stock subject to repurchase	—	142
Common stock warrants	3,192,250	2,723,957

* Includes 191,581 and 53,546 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of September 30, 2012 and 2011, based on employee enrollment.

5. Fair Value of Financial Instruments

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level II instrument valuations are obtained from readily-available pricing sources for comparable instruments. The Company’s cash equivalents and short-term investments are valued using market prices on active markets (Level I) and less active markets (Level II).  Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s Level II securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level II securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the nine months ended September 30, 2012 and 2011.

The Company paid off its earn-out consideration liability during the nine months ended September 30, 2012. The Company’s earn-out consideration liability as of December 31, 2011 was classified within Level III of the fair value hierarchy. Level III assets and liabilities are valued using unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level III assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

As of September 30, 2012, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	September 30, 2012
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$15,083	$—	$—	$15,083

As of December 31, 2011, the Company’s fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	December 31, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$30,027	$—	$—	$30,027
U.S. government securities	$—	$5,000	$—	$5,000
Liabilities:
Earn-out consideration liability	$—	$—	$300	$300

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table provides a summary of changes in fair value of the Company’s earn-out consideration liability measured at fair value using significant unobservable inputs (Level III) for the nine months ended September 30, 2012 (in thousands):

Nine Months Ended
September 30, 2012
Balance as of beginning of period	$300
Earn-out consideration payment	(300)
Balance as of end of period	$—

6. Acquisition of Identity Networks

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

7. Intangible Assets

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of September 30, 2012
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(227)	$403
Customer relationships	2 years	160	(87)	73
Total		$790	$(314)	$476

	As of December 31, 2011
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(70)	$560
Customer relationships	2 years	160	(27)	133
Total		$790	$(97)	$693

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Costs of products revenues	$52	$157
Sales and marketing	20	60
Total amortization expense	$72	$217

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of September 30, 2012, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2012 (remainder)	$73
2013	263
2014	140
Total	$476

8. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company and a member of the Company’s board of directors prior to the Company’s 2012 shareholder meeting. Dr. Bharghavan was not nominated for re-election and is no longer a member of the Company’s board of directors as of May 2012.

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

Equity investments, especially equity investments in private companies are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment. In the event that the fair value of the investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. During the nine months ended September 30, 2012, there were no indicators of impairment. The Company has not elected the fair value option for this investment.

9. Borrowings

Long-Term Debt

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing IV, Inc. (“VLL”), that provided the Company with a loan for up to $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations on the Company’s ability to obtain additional debt and acquire, merge or consolidate with other businesses. As of September 30, 2012, the Company was in compliance with all of its loan covenants.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million at the earlier occurrence of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded $0.2 million and $0.3 million as additional interest expense during the three and nine months ended September 30, 2012 relating to the $2.0 million payment and will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

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

In connection with the VLL Agreement, the Company issued VLL a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the condensed consolidated balance sheet in the amount of $384,000. See further discussion of the valuation of the warrant in Note 11. In addition, debt issuance costs paid of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. During the three and six months ended September 30, 2012, the Company recorded $76,000 and $98,000 to interest expense related to the debt discounts. As of September 30, 2012, the remaining unamortized amount of the debt discounts was $448,000.

The scheduled principal payments for the Company’s long-term debt as of September 30, 2012 are as follows (in thousands):

Long-term Debt

Fiscal Years:
2012 (remainder)	$790
2013	3,407
2014	3,839
2015	2,827
Total	10,863
Less: unamortized discounts	(448)
Less: current portion	(3,076)
Long-term debt, net of current portion	$7,339

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On July 31, 2012, the Company renewed the line of credit for twelve months. The debt agreement is collateralized by substantially all of the assets and intellectual property of the Company, with first priority liens relative to the VLL Agreement, on accounts receivable, loan proceeds and the Company’s cash. As of September 30, 2012, the working capital line of credit bore interest at the lenders’ prime rate. The maximum amount available under this line of credit is based on eligible accounts receivable up to a maximum of $7.0 million, subject to an overall aggregate total outstanding borrowing limit under the VLL Agreement of $20.0 million. The VLL Agreement also provides that the Company is limited to borrowings under the line of credit for a period of no more than three business days before and after the end of the quarter, until the Company is able to achieve two consecutive quarters of increasing profitability of at least $1.0 million per quarter (based on non-GAAP income, excluding stock based compensation and other non-cash items), so long as the Company maintains such profitability and subject to the overall aggregate borrowing limit of $20.0 million. As of September 30, 2012 and December 31, 2011, the total amount outstanding under the line of credit was zero. As of September 30, 2012 and December 31, 2011, the Company had unused amounts under the line of credit of up to $7.0 million.

10. Commitments and Contingencies

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Operating Leases
Fiscal Years:
2012 (remainder)	$393
2013	1,418
2014	1,100
2015	132
Total	$3,043

Other commitments as of September 30, 2012 totaled approximately $7.5 million and consisted of inventory and other non-cancelable purchase obligations, which are due within the next 12 months.

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

In May 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. The litigation was dismissed after the parties entered into a settlement, license and release agreement on April 13, 2012, in which the Company agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., and the Company and Extricom Ltd. each agreed to a cross-license of each other’s patents in exchange for a full release and settlement of the litigation.

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

On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex Technologies, Inc.’s (‘‘Linex’’) U.S. Patents relating to multiple-input-multiple-output technology are infringed by 802.11n products imported and sold by us—as well as by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. On April 2, 2012, Linex filed a motion to terminate the Investigation based on withdrawal of the complaint. On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex’s motion and as a result, the Investigation has been terminated in its entirety. After the termination of the Investigation, Linex restarted litigation against the same defendants in the Federal District Court of Delaware. No case schedule has been set by the Delaware court, but the Company expects that the pre-trial discovery will begin before the end of 2012.

On August 15, 2012, ReefEdge Networks, LLC (‘‘ReefEdge’’) filed suit against the Company and several other defendants including, Cisco Systems, Aruba Networks, Dell Computers, and Ruckus Wireless in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012, and no case schedule has currently been set for this action. The ReefEdge complaint seeks unspecified monetary damages and injunctive relief.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Warrants for Common Stock

As discussed in Note 9, the Company issued a warrant to purchase 468,293 shares of the Company’s common stock in connection with the loan and security agreement entered into in June 2012. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions:

June 2012
Dividend rate	0%
Risk-free interest rate	0.7%
Expected life (in years)	5.0
Expected volatility	59.1%

The relative fair value of the warrant was recorded as a debt discount on the condensed consolidated balance sheet in the amount of $384,000. As of September 30, 2012, this warrant has not been exercised and was still outstanding.

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant. There were no exercises during the nine months ended September 30, 2012. These common stock warrants are exercisable, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. As of September 30, 2012, warrants to purchase 2,723,957 shares of common stock at a weighted average exercise price of $10.76 per share have not been exercised and were still outstanding.

12. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants. In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the Company’s 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s initial public offering (“IPO”) on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units and stock appreciation rights. The number of shares reserved for issuance under the 2010 Plan will be increased on the first day of each of the Company’s fiscal years by the lesser of 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or the number of shares determined by the board of directors. In 2011, shares equal to 4% of the outstanding shares of the Company on December 31, 2010, or 653,512 shares, were registered and reserved for issuance under the 2010 Plan. In addition, an amendment to the Company’s 2010 Stock Incentive Plan to add an additional 700,000 shares to the number of shares of common stock authorized for issuance under the Company’s 2010 Stock Incentive Plan was approved at the Company’s 2011 shareholder meeting. During the nine months ended September 30, 2012, shares equal to 4% of the outstanding shares of the Company on December 31, 2011, or 706,982 shares, were registered and reserved for issuance under the 2010 Plan.

The Company’s stock-based compensation expense was $1.8 million and $1.6 million during the three months ended September 30, 2012 and 2011 and was $5.8 million and $4.5 million during the nine months ended September 30, 2012 and 2011, respectively.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and nine months ended September 30, 2012 and 2011 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Expected Volatility — The expected volatility was based on the historical stock volatilities of the Company’s historical data with that of a peer group of publicly listed companies over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own common stock.

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

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.7%	1.0%	0.9%	1.8%
Expected life (in years)	4.8	5.0	4.9	5.0
Expected volatility	65.6%	57.6%	61.7%	57.4%

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of the Company’s stock award activity during the nine months ended September 30, 2012 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2012	1,312,029	3,140,283	$9.04	8.4	$295
Additional shares authorized	706,982	—	—
Options granted*	(1,738,032)	1,738,032	3.09
Inducement option granted	—	600,000	4.62
Restricted stock granted	(620,259)	—	—
Cancelled options*	1,767,768	(1,767,768)	10.03
Restricted stock returned	90,699	—	—
Exercised options	—	(60,800)	1.20
Outstanding — September 30, 2012	1,519,187	3,649,747	$5.13	8.4	$783
Vested and expected to vest — September 30, 2012		2,632,793	$5.23	8.1	$602
Vested — September 30, 2012		925,132	$8.03	5.3	$86

*Includes options to purchase 692,682 shares of common stock, which were issued pursuant to the Company’s Exchange Offer program

*Includes options to purchase 960,443 shares of common stock, which were cancelled pursuant to the Company’s Exchange Offer program

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

The aggregate intrinsic value of options exercised was $0.1 million for each of the three months ended September 30, 2012 and 2011 and was $0.1 million and $7.6 million for the nine months ended September 30, 2012 and 2011, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of September 30, 2012 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $2.17	410,203	9.3	$1.65	40,098	$1.65
$2.18 - $4.34	1,264,315	9.8	3.43	29,140	3.43
$4.35- $6.50	1,126,479	8.7	4.94	215,517	4.94
$6.51- $8.67	548,898	5.4	7.86	433,145	7.86
$8.68 - $21.68	299,852	5.9	12.82	207,232	13.28
	3,649,747	8.4	$5.13	925,132	$8.03

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of September 30, 2012, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $9.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Exchange Offer — On July 26, 2012, the Company commenced an offer to eligible employees to exchange certain options to purchase shares of the Company’s common stock outstanding on July 26, 2012 which had an exercise price greater than $2.00 per share (the “Eligible Options”), that were granted under the Company’s 2002 Stock Incentive Plan or the “2010 Plan” and that do not vest upon the achievement of certain performance criteria for new nonqualified stock options to be granted under the 2010 Plan (the “New Options”) following the expiration of the offer. The Company’s chief executive officer and its non-employee directors were not eligible to participate in the offer. Eligible Options tendered were exchanged for an equal number of New Options, except that certain eligible officers received a lesser number of New Options, depending on the exercise price of the Eligible Options tendered. Options to purchase 960,443 shares of common stock (the “Exchanged Options”) were cancelled and exchanged for options to purchase 692,682 shares of common stock with a new vesting schedule of 25% vest after the first year of service, and ratably monthly over the remaining 36 months contingent upon the employment with the Company on the date of vest. The offer expired on August 22, 2012.  The New Options were granted following the expiration of the offer with an exercise price of $3.40 per share, the closing price of the Company’s stock as reported by the Nasdaq Global Market on August 23, 2012. This modification resulted in an incremental charge of $0.5 million being amortized over the 4-year service period of the New Options in addition to the unamortized expense related to the Exchanged Options.

Restricted Stock Awards and Restricted Stock Units— The Company issued restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and members of the board of directors. These restricted shares will vest from three months to four years from the date of issuance if the employees or directors, as applicable, remain with the Company for the duration of the vesting period. Some RSUs are performance based awards; therefore, the vesting of these RSUs is subject to the achievement of specific performance metrics in addition to continued service. The Company issued 720,259 and 291,968 shares of RSUs during the nine months ended September 30, 2012 and 2011. The Company did not issue RSAs during the three and nine months ended September 30, 2012 and 2011. The Company recognized stock-based compensation in the amount of $1.0 million and $0.8 million for RSAs and RSUs during the three months ended September 30, 2012 and 2011 and $2.6 million and $1.6 million for RSAs and RSUs during the nine months ended September 30, 2012 and 2011.

A summary of the Company’s RSA activity during the nine months ended September 30, 2012 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Awards	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2012	3,600	$13.73	$15
Restricted stock awards granted	—	—
Restricted stock awards vested	(1,200)	13.73
Restricted stock awards forfeited	—	—
Outstanding — September 30, 2012	2,400	$13.73	$8

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of the Company’s RSU activity during the nine months September 30, 2012 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2012	645,685	$12.24	$2,667
Restricted stock units granted	720,259	3.93
Restricted stock units vested	(203,012)	11.37
Restricted stock units forfeited	(39,575)	16.08
Outstanding — September 30, 2012	1,123,357	$6.88	$3,842

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

For the nine months ended September 30, 2012, 203,012 shares of restricted stock units vested with an intrinsic value of approximately $0.7 million. The Company withheld 32,749 shares to satisfy approximately $0.1 million of employees’ minimum tax obligation on the vested restricted stock units.

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

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the three and nine months ended September 30, 2012 are as follows:

Shares
Unvested shares — January 1, 2012	104
Vesting of options exercised early	(39)
Unvested shares — March 31, 2012	65
Vesting of options exercised early	(38)
Unvested shares — June 30, 2012	27
Vesting of options exercised early	(27)
Unvested shares — September 30, 2012	—

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Option Activity for Nonemployee Consultants — During the nine months ended September 30, 2012 and 2011, the Company did not issue options to purchase common stock to nonemployees. In 2011, the Company issued options to nonemployees for the purchase of 2,000 shares of common stock in exchange for services. These options were issued with an exercise price of $5.54 per share during the year ended December 31, 2011. These options generally vest monthly over three months to four years as long as consulting services are still being provided to the Company. The Company accounts for nonemployee consultant options based on the fair value of the awards as they vest. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term. Total stock-based compensation related to nonemployees was zero for each of the three months ended September 30, 2012 and 2011. Total stock-based compensation related to nonemployees was $3,000 and zero for the nine months ended September 30, 2012 and 2011.

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (“ESPP”). A total of 730,770 shares of common stock were reserved for future issuance under the ESPP, which became effective upon the closing of the Company’s IPO. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of one percent (1%) of the outstanding shares of the Company on such date or a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010. In 2011, shares equal to one percent (1%) of the outstanding shares of the Company on January 1, 2011, or 163,378 shares, were registered and reserved for issuance under the ESPP. During the nine months ended September 30, 2012, shares equal to one percent (1%) of the outstanding shares of the Company on January 1, 2012, or 176,746 shares, were registered and reserved for issuance under the ESPP.

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.2%	0.1%	0.1%	0.2%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected volatility	79.9%	55.3%	70.6%	56.0%

The Company recognized compensation expense related to the ESPP in the amount of $67,000 and $0.2 million for the three months ended September 30, 2012 and 2011 and $0.3 million and $0.5 million for the nine months ended September 30, 2012 and 2011. The Company issued 175,355 shares of common stock during the nine months ended September 30, 2012. The Company issued 178,150 shares during the year ended December 31, 2011. The Company had 624,082 shares of its common stock available for future issuance under the ESPP as of September 30, 2012.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Information about Geographic Areas

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

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$13,756	$11,584	$35,354	$37,915
United Kingdom	5,406	4,568	14,906	8,705
Rest of EMEA	2,939	2,350	8,085	9,057
Asia Pacific	2,055	2,949	6,677	6,185
Rest of Americas	1,230	2,307	4,274	5,276
Total	$25,386	$23,758	$69,296	$67,138

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2012	2011
United States	$1,454	$1,312
India	1,555	141
Japan	17	23
Total	$3,026	$1,476

14. Income Taxes

The Company’s provision for income taxes was $0.1 million for each of the three months ended September 30, 2012 and 2011 and was $0.4 million and $0.3 million for the nine months ended September 30, 2012 and 2011, consisting primarily of provisions for foreign income taxes.

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

15. Related-Party Transactions

The Company invested in a private company that is a related party. The investee is co-founded by Dr. Vaduvur Bharghavan, who ceased being a member of the Company’s board of directors in May 2012. The total investment in this related party amounted to $1.3 million in 2011. See Note 8 for further discussion of this investment.

The Company has a reseller in Japan that is a related party. This reseller owned shares of the Company’s stock during the three and nine months ended September 30, 2012 and 2011. The total revenue from this related party amounted to $0.2 million for each of the three months ended September 30, 2012 and 2011. The total revenue from this related party amounted to $0.6 million and $0.7 million for the nine months ended September 30, 2012 and 2011. Accounts receivable from the reseller were $45,000 and $66,000 as of September 30, 2012 and December 31, 2011.

The Company has a distributor in Japan that is a related party. This distributor owned shares of the Company’s stock during the three and nine months ended September 30, 2012 and 2011. The total revenue from this related party amounted to $0.4 million and $0.2 million for the three months ended September 30, 2012 and 2011. The total revenue from this related party amounted to $1.3 million and $0.6 million for the nine months ended September 30, 2012 and 2011. Accounts receivable from this distributor were zero as of September 30, 2012 and December 31, 2011.

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

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by approximately 7,000 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities.

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

Our revenues have grown from $1.1 million in 2005 to $90.5 million in 2011 and were $69.3 million during the nine months ended September 30, 2012. It is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

We have incurred losses since inception as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of September 30, 2012, we had an accumulated deficit of $248.7 million.

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

Deferred Revenue. Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. We established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times during 2007, 2008 and 2009. The decreases in deferred revenue due to the related recognition of ratable revenue are partially offset by the sale of support services that will be recognized over the term of the support agreements. The total deferred revenue as of September 30, 2012 and December 31, 2011 were $17.5 million and $16.2 million.

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

Litigation Reserve Expense. Litigation reserve expense consists of settlements or anticipated settlements of litigation. During the nine months ended September 30, 2012, the litigation reserve expense was related to the settlement, license and release agreement with Extricom Ltd., or Extricom. As part of this agreement, we paid Extricom $2.4 million. The payment was made in April 2012. During the nine months ended September 30, 2011, we entered into a license agreement with Motorola. As part of the license agreement, we agreed to pay Motorola $7.3 million and expensed the full amount in the nine months ended September 30, 2011.

Interest Expense, Net. Interest expense, net consists primarily of interest expense on debt, customer prompt payment discounts for the nine months ended September 30, 2012. Interest expense, net consists primarily of interest expense on debt, prompt payment discounts and interest income on cash and cash equivalents and short-term investments balances. As of September 30, 2012, we had $10.9 million of outstanding debt before debt discounts.

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

There have been no significant changes in our accounting policies during the nine months ended September 30, 2012, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended September 30,
	2012		2011
REVENUES:
Products	$20,910	82.4%	$20,096	84.6%
Support and services	4,432	17.4	3,155	13.3
Ratable products and services	44	0.2	507	2.1
Total revenues	25,386	100.0	23,758	100.0
COSTS OF REVENUES:
Products	7,191	28.3	7,239	30.5
Support and services	1,764	7.0	1,191	5.0
Ratable products and services	24	0.1	333	1.4
Total costs of revenues	8,979	35.4	8,763	36.9
Gross margin	16,407	64.6	14,995	63.1
OPERATING EXPENSES:
Research and development	4,072	16.0	3,718	15.6
Sales and marketing	13,830	54.5	12,869	54.2
General and administrative	3,496	13.8	3,655	15.4
Total operating expenses	21,398	84.3	20,242	85.2
Loss from operations	(4,991)	(19.7)	(5,247)	(22.1)
Interest expense, net	(721)	(2.8)	(45)	(0.2)
Other income, net	35	0.1	18	0.1
Loss before provision for income taxes	(5,677)	(22.4)	(5,274)	(22.2)
Provision for income taxes	119	0.4	98	0.4
Net loss	$(5,796)	(22.8)%	$(5,372)	(22.6)%

Revenues

Our total revenues increased by $1.6 million, or 6.9%, to $25.4 million during the three months ended September 30, 2012 from $23.8 million during the three months ended September 30, 2011. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $2.1 million, or 9.0%, to $25.3 million during the three months ended September 30, 2012 from $23.3 million during the three months ended September 30, 2011. This increase was primarily the result of increased demand for our products particularly in the United States and the EMEA regions during the three months ended September 30, 2012.

Products revenues increased by $0.8 million, or 4.1%, to $20.9 million during the three months ended September 30, 2012 from $20.1 million during the three months ended September 30, 2011. The increase was primarily a result of an increase in unit shipments particularly in the United States and the EMEA regions during the three months ended September 30, 2012.

Support and services revenues increased by $1.3 million, or 40.5%, to $4.4 million during the three months ended September 30, 2012 from $3.2 million during the three months ended September 30, 2011. The increase in support and services revenues is a result of increased product sales particularly in the United States and the EMEA regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $0.5 million, or 91.3%, to $44,000 during the three months ended September 30, 2012 from $0.5 million during the three months ended September 30, 2011.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $0.2 million, or 2.5%, to $9.0 million during the three months ended September 30, 2012 from $8.8 million during the three months ended September 30, 2011.  Overall gross margins, as a percentage of total revenues, increased to 64.6% during the three months ended September 30, 2012 from 63.1% during the three months ended September 30, 2011. Our product gross margins increased to 65.6% during the three months ended September 30, 2012 from 64.0% during the three months ended September 30, 2011. This increase in the product gross margin was primarily the result of a product mix consisting of higher margin items, particularly increased sales in software products. Our support and services gross margins decreased to 60.2% during the three months ended September 30, 2012 from 62.3% during the three months ended September 30, 2011. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable gross margins increased to 45.5% during the three months ended September 30, 2012 from 34.3% during the three months ended September 30, 2011.

Operating Expenses

Our operating expenses increased by $1.2 million, or 5.7%, to $21.4 million during the three months ended September 30, 2012 from $20.2 million during the three months ended September 30, 2011, and decreased as a percentage of revenue from 85.2% during the three months ended September 30, 2011 to 84.3% during the three months ended September 30, 2012.

Research and Development Expenses

Research and development expenses increased by $0.4 million, or 9.5%, to $4.1 million during the three months ended September 30, 2012 from $3.7 million during the three months ended September 30, 2011. This increase is primarily the result of an increase of $0.6 million in research and development personnel costs and an increase of $0.1 million in facility expenses related to our expansion in India partially offset by a decrease of $0.4 million in other related engineering expenses as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.0 million, or 7.5%, to $13.8 million during the three months ended September 30, 2012 from $12.9 million during the three months ended September 30, 2011. This increase is primarily the result of an increase of $1.7 million in sales and marketing personnel costs as a result of increased headcount partially offset by a decrease of $0.5 million in sales and marketing program expenses and a decrease of $0.2 million in travel expenses as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 4.4%, to $3.5 million during the three months ended September 30, 2012 from $3.7 million during the three months ended September 30, 2011. This decrease is primarily the result of a decrease of $0.6 million in legal fees as a result of the settlement of certain litigation matters partially offset by an increase of $0.2 million in general and administrative personnel costs as a result of increased headcount and an increase of $0.2 million in stock-based compensation expense as compared to the same period of last year.

Interest Expense, net

Interest expense, net increased by $0.7 million, to $0.7 million during the three months ended September 30, 2012, from $45,000 during the three months ended September 30, 2011. This increase is primarily due to the interest expense associated with the loan agreement the Company entered with Venture Lending and Leasing IV, Inc., or VLL, in June 2012.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Nine Months Ended September 30,
	2012		2011
REVENUES:
Products	$57,009	82.3%	$54,551	81.3%
Support and services	12,151	17.5	9,415	14.0
Ratable products and services	136	0.2	3,172	4.7
Total revenues	69,296	100.0	67,138	100.0
COSTS OF REVENUES:
Products	19,791	28.6	19,614	29.2
Support and services	4,737	6.8	3,131	4.7
Ratable products and services	79	0.1	1,824	2.7
Total costs of revenues	24,607	35.5	24,569	36.6
Gross margin	44,689	64.5	42,569	63.4
OPERATING EXPENSES:
Research and development	11,611	16.8	10,533	15.7
Sales and marketing	44,383	64.0	32,926	49.0
General and administrative	11,729	16.9	9,999	14.9
Litigation reserve	2,350	3.4	7,250	10.8
Total operating expenses	70,073	101.1	60,708	90.4
Loss from operations	(25,384)	(36.6)	(18,139)	(27.0)
Interest expense, net	(1,010)	(1.5)	(199)	(0.3)
Other income, net	49	0.1	86	0.1
Loss before provision for income taxes	(26,345)	(38.0)	(18,252)	(27.2)
Provision for income taxes	410	0.6	261	0.4
Net loss	$(26,755)	(38.6)%	$(18,513)	(27.6)%

Revenues

Our total revenues increased by $2.2 million, or 3.2%, to $69.3 million during the nine months ended September 30, 2012 from $67.1 million during the nine months ended September 30, 2011. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $5.2 million, or 8.1%, to $69.2 million during the nine months ended September 30, 2012 from $64.0 million during the nine months ended September 30, 2011. This increase was primarily the result of increased demand for our products particularly in the United Kingdom and Asia Pacific regions during the nine months ended September 30, 2012.

Products revenues increased by $2.5 million, or 4.5%, to $57.0 million during the nine months ended September 30, 2012 from $54.6 million during the nine months ended September 30, 2011. The increase was primarily a result of an increase in unit shipments particularly in the United Kingdom and Asia Pacific regions during the nine months ended September 30, 2012.

Support and services revenues increased by $2.7 million, or 29.1%, to $12.2 million during the nine months ended September 30, 2012 from $9.4 million during the nine months ended September 30, 2011. The increase in support and services revenues is a result of increased product sales particularly in the United Kingdom and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $3.0 million, or 95.7%, to $0.1 million during the nine months ended September 30, 2012 from $3.2 million during the nine months ended September 30, 2011.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues remained at $24.6 million for each of the nine months ended September 30, 2012 and 2011. Overall gross margins, as a percentage of total revenues, increased to 64.5% during the nine months ended September 30, 2012 from 63.4% during the nine months ended September 30, 2011. Our product gross margins increased to 65.3% during the nine months ended September 30, 2012 from 64.0% during the nine months ended September 30, 2011. This increase in the product gross margin was primarily the result of our product mix consisting of higher margin items, particularly increased sales in software products. Our support and services gross margins decreased to 61.0% during the nine months ended September 30, 2012 from 66.7% during the nine months ended September 30, 2011. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable gross margins decreased to 41.9% during the nine months ended September 30, 2012 from 42.5% during the nine months ended September 30, 2011.

Operating Expenses

Our operating expenses increased by $9.4 million, or 15.4%, to $70.1 million during the nine months ended September 30, 2012 from $60.7 million during the nine months ended September 30, 2011. Our operating expenses increased as a percentage of revenue from 90.4% during the nine months ended September 30, 2011 to 101.1% during the nine months ended September 30, 2012.

Research and Development Expenses

Research and development expenses increased by $1.1 million, or 10.2%, to $11.6 million during the nine months ended September 30, 2012 from $10.5 million during the nine months ended September 30, 2011. This increase is primarily the result of an increase of $1.0 million in research and development personnel costs and an increase of $0.5 million in facility expenses related to our expansion in India partially offset by a decrease of $0.6 million in other related engineering expenses as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses increased by $11.5 million, or 34.8%, to $44.4 million during the nine months ended September 30, 2012 from $32.9 million during the nine months ended September 30, 2011. This increase is primarily the result of an increase of $8.5 million in sales and marketing personnel costs as a result of increased headcount, an increase of $1.4 million in sales and marketing program expenses, an increase of $0.6 million in stock-based compensation expense, an increase of $0.4 million in travel expenses and an increase of $0.2 million in facility expense related to our expansion in U.S. as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 17.3%, to $11.7 million during the nine months ended September 30, 2012 from $10.0 million during the nine months ended September 30, 2011. This increase is primarily the result of an increase of $0.9 million in costs related to our former CEO’s transitional employment agreement and the executive search fees for the current CEO, an increase of $0.6 million in stock-based compensation expense, an increase of $0.3 million in personnel costs as a result of increased headcount and an increase of $0.1 million in facility expense partially offset by a decrease of $0.2 million in legal fees related to the settlement of certain litigation matters.

Litigation Reserve Expense

Our litigation reserve expense decreased from approximately $7.3 million during the nine months ended September 30, 3011 to approximately $2.4 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we entered into a settlement, license and release agreement with Extricom. We expensed the full $2.4 million in the nine months ended September 30, 2012 as we do not believe the agreement provides any future value.

During the nine months ended September 30, 2011, we entered into a license agreement with Motorola. As part of the license agreement, we agreed to pay Motorola $7.3 million and expensed the full amount in the nine months ended September 30, 2011.

Interest Expense, net

Interest expense, net increased by $0.8 million, or 407.5%, to $1.0 million during the nine months ended September 30, 2012, from $0.2 million during the nine months ended September 30, 2011. This increase is primarily due to a result of an increase in interest expense related to the loan agreement with VLL in June 2012.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and our credit facility. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million during that period.  In 2010, we received $57.1 million from our initial public offering, representing the net proceeds of the offering after deducting underwriters’ commissions and discounts and other issuance costs.

During the three and nine months ended September 30, 2012, the average daily outstanding balance on our line of credit was zero and approximately $0.8 million, respectively. We paid off our outstanding line of credit during the quarter ended June 30, 2012.  Accordingly, as of September 30, 2012, the total amount outstanding under the line of credit was zero.

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

During June 2012, we entered into a term loan and security Agreement with VLL, pursuant to which we borrowed an aggregate principal amount of $11.7 million before debt discounts.

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

Amounts outstanding under the term loan agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of September 30, 2012, we had debt outstanding under the loan in the amount of $10.9 million, before debt discounts, that bears a fixed interest rate of 12% per year.

As of September 30, 2012, we had cash and cash equivalents of $31.1 million as compared to a combined cash and cash-equivalents and short-term investments balance of $40.3 million as of December 31, 2011.

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

Cash used in operating activities of $17.8 million during the nine months ended September 30, 2012 reflected a net loss of $26.8 million partially offset by non-cash charges of $7.3 million and changes in our net operating assets and liabilities of $1.7 million during the nine months ended September 30, 2012. The non-cash charges were mainly comprised of $5.8 million in stock-based compensation, $1.0 million in depreciation and amortization and $0.4 million in accrued interest on long-term debt. The change in our net operating assets and liabilities was comprised of a decrease of $7.6 million in accounts receivable and an increase of $1.3 million in deferred revenues and was partially offset by an increase of $3.5 million in inventory, a decrease of $3.2 million in accounts payable and accrued liabilities and an increase of $0.5 million in prepaid expenses and other assets.

Cash used in operating activities of $16.3 million during the nine months ended September 30, 2011 reflected a net loss of $18.5 million and changes in our net operating assets and liabilities of $3.0 million, partially offset by non-cash charges of $5.1 million, $4.5 million of which relates to stock-based compensation and $0.5 million of which relates to depreciation and amortization during the nine months ended September 30, 2011. The change in our net operating assets and liabilities was comprised of an increase of $2.1 million in accounts receivable, net due to geographic mix within our revenue growth and an increase of $1.2 million in inventory, a decrease of $1.7 million in deferred revenue was partially offset by a decrease of $1.3 million in deferred inventory costs and a net increase of $0.7 million in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Our investing activities have consisted of our short-term investments and capital expenditures during the nine months ended September 30, 2012. The cash provided by investing activities of $2.7 million during the nine months ended September 30, 2012 reflected $5.0 million in proceeds from the maturities of short-term investments that was partially offset by $2.3 million of capital expenditures.

Our investing activities have consisted of our short-term investments, our Identity Networks acquisition, investment in non-marketable securities, and capital expenditures during the nine months ended September 30, 2011. The purchase of $10.0 million of short-term investments was offset by the maturity of $10.0 million of short-term investments. We used $0.9 million for capital expenditures. In addition, we acquired Identity Networks in August 2011 for a purchase price of $2.5 million, of which $2.0 million was the initial cash payment, net of cash acquired.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering, issuance of common stock in conjunction with the exercises options to purchase our stock, the sale of convertible preferred stock, the incurrence of debt and the use of a line of credit facility. As of September 30, 2012, we had outstanding debt in the amount of $10.9 million before debt discounts. During the nine months ended September 30, 2012, we paid off our line of credit in the amount of $6.9 million.

During the nine months ended September 30, 2012, cash provided by financing activities was $10.9 million primarily as a result of net proceeds of $11.5 million from our debt financing during the quarter ended June 30, 2012 and net proceeds from the exercise of stock options and the purchases under the employee stock purchase plan in the amount of $0.4 million partially offset by payments on our long-term debt of $0.8 million.

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

Contractual Obligations

We are obligated to make principal and interest payments on our debt. Our long-term debt carries a fixed interest rate of 12%. As of September 30, 2012, our obligation to make principal, interest and other payments on our debt totaled $14.9 million.

As of September 30, 2012, we had operating lease obligations of $3.0 million, of which the longest remaining lease expires in 2015. Our operating lease in India expires in 2016, but is cancelable after 2013. We have the option to renew the lease for an additional five years. Our outstanding purchase commitments of $7.5 million are due within the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

Foreign Currency Risk

All of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended September 30, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $31.1 million and $40.3 million as of September 30, 2012 and December 31, 2011. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the nine months ended September 30, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

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

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. The litigation was dismissed after the parties entered into a settlement, license and release agreement on April 13, 2012, in which we agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., and we and Extricom Ltd. each agreed to a cross-license of each other’s patents in exchange for a full release and settlement of the litigation.

On October 22, 2010, EON Corp. IP Holdings, LLC, filed suit against us and several other defendants in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491. EON Corp. IP Holdings, LLC has amended its complaint to add additional defendants and to add specificity to certain of its claims. Our response to the Amended Complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action filed a motion to transfer the case to the Northern District of California, and we joined in the motion to transfer. On February 29, 2012, the case was transferred to the Northern District of California. No case schedule has been set in the California action. The EON Corp. IP Holdings, LLC Amended Complaint seeks unspecified monetary damages and injunctive relief.

On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex Technologies, Inc.’s (‘‘Linex’’) U.S. Patents relating to multiple-input-multiple-output technology are infringed by 802.11n products imported and sold by us—as well as by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. On April 2, 2012, Linex filed a motion to terminate the Investigation based on withdrawal of the complaint. On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex’s motion and as a result, the Investigation has been terminated in its entirety. After the termination of the Investigation, Linex restarted litigation against the same defendants in the Federal District Court of Delaware. No case schedule has been set by the Delaware court, but we expect that the pre-trial discovery will begin before the end of 2012.

On August 15, 2012, ReefEdge Networks, LLC (‘‘ReefEdge’’) filed suit against us and several other defendants including, Cisco Systems, Aruba Networks, Dell Computers, and Ruckus Wireless in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012, and no case schedule has currently been set for this action. The ReefEdge complaint seeks unspecified monetary damages and injunctive relief.

Third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. These claims may also include requests for indemnity or defense by our customers who receive demands or who are in litigation with such third parties. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business, operating results, cash flows and financial position.

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

We expect to incur operating losses and continued cash usage in 2012 as a result of expenses associated with the continued development and expansion of our business, including expenditures related to the strategic decision to double the size of our field sales team between early 2011 and early 2012.  As of September 30, 2012, we had cash and cash equivalents balances of $31.1 million.

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

•                  general economic or political conditions in our domestic and international markets, in particular the recent deficit spending and government debt issues surrounding the U.S. and Euro zone economies;

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

We have incurred significant losses since our inception, including net losses of $26.8 million and $18.5 million during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, we had an accumulated deficit of $248.7 million and $221.9 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

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

If we cannot effectively integrate and retain key employees, the execution of our business strategy may be significantly delayed or adversely impacted. For example, on March 18, 2012, our Board of Directors appointed Dr. Bami Bastani as our president and CEO and a member of our Board of Directors. During 2011, we hired a senior vice president to run our worldwide sales, service and support organization and a senior vice president to run our engineering organization. Our success in the subsequent periods will depend a significant part on our ability to integrate them into our operations and their ability to enhance and implement our operations and strategy.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, require us to enter into royalty or licensing agreements, or require expensive changes to our products. As a result, these claims could materially and adversely affect our business, results of operations, cash flows and financial position. For example:

•                                          We previously received letters from, and had lengthy discussions with Motorola, one of our competitors with a large patent portfolio and substantial resources alleging that our products infringe upon certain of its patents. Those negotiations ultimately resulted in us entering into a cross license with Motorola under which we agreed to pay Motorola $7.3 million, which was paid out during the quarter ended September 30, 2011.

•                                          In May 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. The litigation was dismissed after the parties entered into a settlement, license and release agreement on April 13, 2012, in which we agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., and we and Extricom Ltd. each agreed to a cross-license of each other’s patents in exchange for a full release and settlement of the litigation.

In addition, the following lawsuits claiming patent infringement currently are pending, and for which we are unable to determine the outcome. Accordingly, we cannot estimate the potential financial impact these actions could have on our business, results of operations, cash flows and financial position.

•                                          On October 22, 2010, EON Corp. IP Holdings, LLC, filed suit against us and several other defendants in the United States District Court for the Eastern District of Texas asserting infringement of U.S. Patent No. 5,592,491. EON Corp. IP Holdings, LLC has amended its complaint to add additional defendants and to add specificity to certain of its claims. Our response to the Amended Complaint was filed on March 7, 2011, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. One of the co-defendants in the action filed a motion to transfer the case to the Northern District of California, and we joined in the motion to transfer. On February 29, 2012, the case was transferred to the Northern District of California. No case schedule has been set in the California action. The EON Corp. IP Holdings, LLC Amended Complaint seeks unspecified monetary damages and injunctive relief.

•                                          On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex Technologies, Inc.’s (‘‘Linex’’) U.S. Patents relating to multiple-input-multiple-output technology are infringed by 802.11n products imported and sold by us—as well as by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. On April 2, 2012, Linex filed a motion to terminate the Investigation based on withdrawal of the complaint. On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex’s motion and as a result, the Investigation has been terminated in its entirety. After the termination of the Investigation, Linex restarted litigation against the same defendants in the Federal District Court of Delaware. No case schedule has been set by the Delaware court, but we expect that the pre-trial discovery will begin before the end of 2012.

•                                          On August 15, 2012, ReefEdge Networks, LLC (‘‘ReefEdge’’) filed suit against us and several other defendants including, Cisco Systems, Aruba Networks, Dell Computers, and Ruckus Wireless in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012, and no case schedule has currently been set for this action. The ReefEdge complaint seeks unspecified monetary damages and injunctive relief.

As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, because we currently have a limited portfolio of issued patents compared to our major competitors, we may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our potential patents may provide little or no deterrence. Many of these potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We may also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.

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

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 93% and 94% of our total net revenues during the three and nine months ended September 30, 2012, respectively. Sales through our channel partners accounted for 93% and 89% of our total net revenues during the three and nine months ended September 30, 2011, respectively. Sales through our channel partners accounted for 92% of our total net revenues during the year ended December 31, 2011. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Westcon Group, Catalyst Telecom and SiraCom distribute a significant amount of our products worldwide. Resale of product through Westcon Group, Catalyst Telecom and SiraCom accounted for 63% and 62% of our worldwide net revenues for the three and nine months ended 2012, respectively. Resale of product through Westcon Group, Catalyst Telecom and SiraCom accounted for 53%, of our worldwide net revenues in 2011.

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

We derive a significant portion of our revenues from customers outside the U.S. During the nine months ended September 30, 2012 and 2011, 49% and 44% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. We may not be able to utilize a material portion of the NOLs. At December 31, 2011, we had federal and state net operating loss carryforwards of approximately $126.6 million and $113.5 million, respectively, which begin to expire in 2022 and 2012, respectively.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2012, approximately 18.1 million shares of common stock were issued and outstanding. At that date, we had approximately 5.0 million shares of our common stock that will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various stock plans and vesting agreements outstanding as of September 30, 2012. The weighted-average exercise price for options was $5.13 per share as of September 30, 2012. Warrants to purchase 3.2 million shares of common stock at a weighted average exercise price of $9.48 per share had not been exercised and were still outstanding as of September 30, 2012. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

None

(b)         Use of Proceeds from Initial Public Offering

On March 30, 2010, the registration statement (No. 333-163859) on Form S-1 for our IPO of our common stock was declared effective by the SEC, and the offering commenced. The managing underwriters were Bank of America Merrill Lynch, Baird, Cowen and Company, JMP Securities and ThinkEquity LLC.

As the result of the IPO, we sold 4,233,017 shares of our common stock and received $57.1 million in proceeds, net of underwriting discount and net of commission of $4.4 million and offering related expenses of $2.0 million, on April 6, 2010, which was the closing date of the offering. As of September 30, 2012, we have used all of the proceeds of our initial public offering to fund operations.

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2012, Carl Gustin advised us that he would be resigning from his position as Chief Marketing Officer. Mr. Gustin’s last day of employment was November 1, 2012 and on November 5, 2012, we entered into a separation letter agreement (the “Separation Agreement”) with Mr. Gustin.  Under the Separation Agreement, in exchange for a general release and waiver of claims and covenant not to sue, Mr. Gustin is entitled to 7 months’ salary continuation at his current base salary rate of $265,000 per annum.  The Separation Agreement supersedes Mr. Gustin’s existing change of control and severance arrangement and excludes him from receiving a bonus under our 2012 Executive Incentive Plan. The Separation Agreement also contains customary confidentiality, non-disparagement and non-competition provisions.

The foregoing description is not complete and is qualified in its entirety by the Separation Agreement attached as Exhibit 10.03 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6.   Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit			Incorporated by Reference		Filing	Filed
No.	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
10.03	Separation Agreement between Carl Gustin and Meru Networks, Inc.					x

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS**	XBRL Instance Document					x

101.SCH**	XBRL Taxonomy Extension Schema Document					x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					x

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					x

101.LAB**	XBRL Taxonomy Label Linkbase Document					x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					x

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

Dated: November 8, 2012

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani
Dr. Bami Bastani
President, Chief Executive Officer and Director
(Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brett T. White
Brett T. White
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Exhibit Index

Exhibit			Incorporated by Reference		Filing	Filed
No.	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
10.03	Separation Agreement between Carl Gustin and Meru Networks, Inc.					x

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS**	XBRL Instance Document					x

101.SCH**	XBRL Taxonomy Extension Schema Document					x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					x

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					x

101.LAB**	XBRL Taxonomy Label Linkbase Document					x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					x

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