Form 10-K
period 2012-12-31
MERU NETWORKS INC
filed 2013-03-20
CIK 1167294

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Market on such date, was approximately $22,331,000. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Number of shares outstanding of the registrant's Common Stock, $0.0005 par value, as of March 15, 2013: 22,062,000.

Documents Incorporated By Reference:

          Portions of the registrant's definitive Proxy Statement related to its 2013 Annual Stockholders' Meeting to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1.    BUSINESS

Overview

        We serve customers around the world by providing innovative Wi-Fi solutions that are designed to deliver an extraordinary mobility experience. Our best-of-breed mobile access and virtualized Wi-Fi solutions are easy to deploy, operate and expand for our customers' ever-changing mobility requirements. We enable enterprises to migrate their business-critical applications from wired networks to wireless networks, and become what we refer to as All-Wireless Enterprises.

        The escalating device access demands brought on by the bring your own device, or BYOD, phenomenon and adoption of bandwidth hungry applications require a bolder, more flexible and scalable solution approach for Wi-Fi solutions to keep business mobile. We offer a wireless architecture designed to manage enterprise access networks for maximum flexibility and mobility. Our open architecture offers flexibility at each layer—policy, management, control and access—to help enterprises scale their mobile access network.

        We were founded with the vision of enabling organizations to become All-Wireless Enterprises. We began commercial shipments of our products in 2003. Our products are sold worldwide primarily through value-added resellers, or VARs, and distributors, and have been deployed by approximately 7,400 customers in 56 countries.

Our Strategy

        Our goal is to become the leading provider of mobile access networking solutions for the enterprise. Key elements of our strategy include:

  •
  Increasing Awareness of Our Brand and Solution—We intend to continue to promote our brand and the effectiveness of our BYOD and virtualized wireless local area network, or WLAN, solutions. We also intend to expand market awareness of the strategic benefits and cost-savings of becoming an All-Wireless Enterprise. We expect to focus our sales and marketing activities in the key markets of education, healthcare and hospitality working with both our partners and customers through targeted marketing programs.

  •
  Expanding Adoption across Markets—To date, we have focused on markets that have begun the transition from using wireless networks for casual use to using wireless networks for strategic advantages. These markets include education, healthcare and hospitality. We intend to continue to increase our sales within these markets and develop compelling solutions to help drive deeper penetration and growth in these markets.

  •
  Expanding Distribution—We intend to expand and leverage our relationships with our VARs and distributors and provide the tools necessary to extend our market penetration and geographic reach in our target vertical markets.

  •
  Extending Our Technological Advantage—We believe that we currently offer a mobile access and wireless LAN solution unlike any other widely-deployed access networking solution in the market today, with a virtualized networking architecture that is fundamentally different than the legacy networking architectures used in other solutions. We intend to enhance our position as a leader in mobile access and wireless networking through continued technological innovation.

  •
  Enhancing Our Solution—We plan to enhance our current solution to address our customers' evolving application and deployment requirements.

Our Solution

        Our BYOD and virtualized wireless LAN solutions are designed to cost-effectively meet the increasing demands of users and enterprises for a mobile access network that delivers the performance, reliability, predictability and operational simplicity of a wired network, with the advantages of mobility. Our solution represents an innovative approach to wireless networking that utilizes virtualization technology to create a wireless network that is unimpeded by the architectural deficiencies of other wireless networking solutions. We have developed a wireless networking solution that enables enterprises to migrate their business-critical applications to a wireless network, and to become All-Wireless Enterprises.

        Our BYOD and policy management solution automates secure guest access, BYOD on-boarding and mobile access policy enforcement for any client on any vendor's network. Optimized for ease-of-use, our solution dramatically reduces IT workload and delivers a trouble-free end-user experience. Our BYOD solutions can be deployed on a VMware-based virtual appliance or on a Meru services appliance.

        Our network management and security solutions provide single-console visibility and control over a Meru wireless LAN. This highly integrated, powerful wireless network management suite helps our customers proactively identify and prevent potential issues before they cause problems for users. It delivers a unified view of applications, devices and users, streamlining management with superior ease of use. We believe our solution can assure the highest level of application performance and excellent overall end-user experience by focusing on prediction rather than remediation. Our network management applications can be deployed on a VMware-based virtual appliance or on a Meru services appliance.

        Our wireless LAN solution combines wireless resources into one virtual, seamless pool and partitions this virtual pool to match device and application requirements. Our use of virtualization technology for wireless networking has enabled us to deliver a solution that is designed to cost-effectively optimize the enterprise network. Our System Director Operating System limits the ability of the wireless device to select which physical access point to use, and instead shifts control of network connections to the wireless network infrastructure. When a wireless device enters the enterprise and attempts to connect with the wireless network, it is presented with a unique virtual connection point.

        Further, our virtualized wireless LAN solution enables the network to monitor itself and provide predictive and proactive diagnosis of issues affecting network service. Our solution also provides comprehensive and centralized wireless management. It represents a new approach to wireless network management, using continuous recording of key network events, as well as data collection and analysis to reduce the time spent by IT personnel troubleshooting user issues and minimize user downtime. Our solution offers access to real-time and cumulative performance metrics for both individual wireless user devices and access points, as well as the network as a whole. From a single interface, which can be accessed remotely, IT personnel can engage in focused and deep analysis of the entire wireless network and view activity details at each level of the infrastructure: controllers, access points and individual wireless user devices.

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

  •
  High Performance—Our solution is designed specifically to leverage the capabilities of the ratified 802.11n and the soon to be ratified 802.11ac wireless communication standard; and the performance of wireless networks using our solution can surpass the performance delivered by widely-deployed wired access networks.

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

Technology

        We offer wireless architecture designed to manage enterprise-access networks for maximum flexibility and mobility. Our open architecture offers flexibility at each layer—policy, management, control and access—to help enterprises scale their mobile access network.

        At the network access layer, our comprehensive access point/controller offerings are designed to deliver superior coverage: on campus, in remote locations, in-room, outdoors and in very client-dense environments. Unlike other vendors who offer only a single wireless deployment mode, our virtualized RF approach gives IT departments multiple wireless deployment options designed to optimize performance, mobility and the end-user experience, based on a variety of use cases. Virtualization also enables our single-channel architecture, or SCA, which we believe will be critical in realizing the full benefit of an 802.11ac deployment because of the reduced number of available RF channels.

        Similarly, at the control-plane layer, we leverage virtualization to give enterprises a choice: the simplicity of an on-premise controller appliance, the on-demand scalability of a VMware version of controller software or WAN optimization of distributed mode deployment for remote locations.

        It is, however, at the "policy" layer that we have one of the industry's most widely-deployed integrated BYOD/guest management solutions. Our Identity Manager solution can be integrated with any vendor's wired or wireless infrastructure to help IT departments define and enforce BYOD and guest access policies. It enforces policies such as restricting users to limited domains within the intranet from their tablet, or restricting smartphones to internet and email access only. Staying true to our commitment to virtualization, we make all the policy and management solutions available on the VMWare platform. Identity Manager also allows us to address customers that have previously deployed competitors' hardware, which we believe will give us an advantage to compete against the hardware incumbent in the upcoming 802.11ac upgrade cycle.

        At the application layer, our architecture is a platform that provides services to support industry-specific and broad enterprise mobility solutions. The real value of a WLAN has always been the business value of the applications that the employee interacts with to accomplish their job.

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

Meru Controllers

        We provide a family of scalable controllers that run our System Director and work in conjunction with our access points to provide high performance and reliable network service to wireless devices. Our controllers synchronize access points to optimize the user experience and manage all traffic on the network.

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

	MC6000	MC4200	MC3200	MC1550
Maximum Number of Access Points	5,000	500	200	50
Typical Deployment	Large Enterprise	Large Enterprise	Mid-sized Enterprise	Small Enterprise

Meru Access Points

        Our 802.11a/b/g/n industry-standard, Wi-Fi-certified access points provide network connectivity for wireless devices. They are typically deployed in ceilings within buildings and automatically discover and connect to our controllers, providing wireless service to users based on the centralized policies configured for the network. Our access points also monitor the network and gather information that is used to provide enhanced security, centralized network management and proactive and predictive diagnostic capabilities.

        We provide a comprehensive line of 802.11a/b/g/n industry-standard access points that can be combined with a set of external antennae to support different coverage needs. We have access point models for deployment indoors and outdoors.

	AP110	AP1014	AP1010 & AP1020	AP320, AP332 & AP433	OAP380 & OAP433e
Deployment Scenarios	Home Office and Small Branch	In-room Access for Hotels and Dormitories; Small Branch Offices	Classrooms, Dormitory Common Areas, Moderate Density Enterprise	Conference Rooms, Lecture Halls, Hospitals, Stadiums	Parking Lots, Courtyards, University Grounds

Guest Access and BYOD

        Our BYOD and policy management solutions are designed to automate secure guest access, BYOD on-boarding and mobile access policy enforcement for any client on any vendor's network. With our focus on optimizing for ease-of-use, our solution is designed to dramatically reduce IT department workload while delivering a trouble-free end-user experience.

  •
  Identity Manager—Our Identity Manager simplifies secure, scalable, flexible enterprise network access and identity management in dense wireless environments with a diversity of users and devices, including employees and their guests.

  •
  The Meru Smart Connect module is designed to give users the power to easily connect to wireless and wired networks with any device while adhering to strict IT security requirements.

  •
  The Meru Guest Management module provides easy-to-use, one-click self-provisioning capabilities with centralized, customizable portals for guest authentication to allow deployment of secure, scalable and flexible visitor networks to manage thousands of users.

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

Wireless LAN Appliances

Appliance	Application	Scalability
SA200	Small enterprises	Supports up to 10 controllers.
SA2000	Medium to large enterprises	Supports up to 250 controllers.

Security and Management Applications

        Our SA200 and SA2000 Services Appliances provide the hardware platform for Meru applications focused on WLAN management and security. The SA200 is designed for small enterprises, and the

SA2000 is designed for medium to large enterprises. The services appliances support the following applications:

Application	Designed To
E(z)RF® Network Manager	Provides wireless performance dashboards, RF visualization, centralized monitoring, configuration, fault management, visibility over long-term trends and centralized reporting.
Service Assurance Manager	Designed to deliver end-to-end service assurance for the network and its applications.
Spectrum Manager	Designed to detect and identify both Wi-Fi and non-Wi-Fi interference on all channels all the time.
Identity Manager	Designed to simplify secure guest access and device provisioning for any client on any vendor's network (requires separate services appliance).
Wireless Intrusion prevention System	Detects wireless intrusions with predefined and custom signatures on an integrated platform with other WLAN management applications (SA2000 only).
PCI Compliance Manager	Audits and verifies WLAN security to ensure Payment Card Industry, or PCI, compliance (SA2000 only).

Support and Services

        We offer customer support and services based on the deployment needs of our customers. We offer support service contracts in varying lengths of up to five years.

        MeruAssure, our customer support offering, maximizes and protects our customers' wireless LAN investment with comprehensive services and support. By helping to keep network operations running efficiently, MeruAssure is designed to minimize disruption to business operations, combining incident detection, investigation and diagnosis with the monitoring, recovery and resolution needed to support business-critical network resources. Our customer support offering provides our customers with software upgrades, online access to our knowledge database of technical information related to our virtualized wireless LAN solution and access to our customer service personnel. In order to better serve our customers, we have support centers in Sunnyvale, California and Bangalore, India and a separate outsourced support center in India available to respond live 24 hours a day, every day. Our customers also receive first level support through our VARs.

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

Customers

        Our virtualized wireless LAN solution has been deployed by approximately 7,400 customers in 56 countries worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities. Our solution is deployed in a wide range of enterprises, from smaller enterprises with single locations to large global enterprises.

        We derived 52%, 55% and 64% of our revenues from sales to customers located in the United States in the years ended December 31, 2012, 2011 and 2010, respectively, and 48%, 45% and 36% of our revenues from international sales in the years ended December 31, 2012, 2011 and 2010, respectively. See the discussion of international sales and operations under "Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results" in Item 1A. "Risk Factors".

        The table below lists our channel partners, sales to whom represent 10% or more of our consolidated revenues (in percentages):

	Years Ended December 31,
Major Channel Partners	2012	2011	2010
Westcon Group, Inc.	25%	29%	34%
Siracom, Inc.	19	11	*
Catalyst Telecom, Inc.	13	13	12
Ingram Micro Inc.	11	*	*

*
Less than 10%

        Revenues from external customers, measures of profit and loss and total asset information are included in our consolidated financial statements included in this report under Item 8 "Financial Statements and Supplementary Data."

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

        Our sales force manages sales within each of our geographic territories. As of December 31, 2012, we had sales personnel located in the Americas, Europe, Middle East and Africa (EMEA) and the Asia Pacific regions. We operate in one reportable segment. Our marketing activities consist primarily of demand generation, product marketing, website operations, technology conferences, trade shows, seminars and events, advertising, promotions and public relations. In early 2011, we substantially expanded our field sales organization to provide improved coverage of the growing number of business opportunities in our target markets, approximately doubling our sales headcount by early 2012. In addition, in late 2011 and early 2012, we made a variety of investments in marketing programs to complement the expansion of our field sales headcount. However, beginning in the second quarter of 2012, we took steps to bring our sales and marketing expenses in line with our revenue expectations. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets.

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

Research and Development

        Our continued investment in research and development is critical to our business. We have assembled a team of engineers with expertise in various fields, including networking technologies, applications, wireless communications and network and systems management. Our research and development team is based in Sunnyvale, California and Bangalore, India. We staff our development projects with engineers in both locations and operate our research and development team as an integrated unit. We have invested significant time and financial resources into the development of our System Director Operating System and related software and hardware products. We plan to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. In the years ended December 31, 2012, 2011 and 2010, our research and development operating expenses were $15.1 million, $14.0 million and $12.4 million.

Manufacturing

        We outsource manufacturing of our hardware products to original design manufactures, or ODMs, and contract manufacturers, or CMs. Our ODMs and CMs are responsible for sourcing all the components included in our hardware products. These components and the raw materials required to manufacture them are generally available but the chipsets that we use in our products are currently available only from a limited number of sources, with whom neither we nor our manufacturers have entered into supply agreements. We perform rigorous in-house quality control testing to ensure the reliability of our products. We outsource the warehousing and delivery of our products to a third-party logistics provider in the U.S. for worldwide fulfillment.

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

        Our primary competitors include Cisco Systems, through its wireless networking business unit and its cloud business unit through its acquisition of Meraki in 2012, Aruba Networks, Ruckus Wireless, Motorola through its acquisition of Symbol Technologies, Hewlett-Packard through its acquisition of Colubris Networks and Juniper Networks through its acquisition of Trapeze Networks. We also face competition from a number of smaller companies.

Intellectual Property

        Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

        Patents and Patent Applications.    We have been granted 18 U.S. patents, which will expire beginning 2025 through 2029. We have 26 non-provisional patent applications pending in the U.S. Patent and Trademark Office. We expect to file additional patent applications from time to time. We do not know whether any of our outstanding patent applications will result in the issuance of a patent, and even if additional patents are ultimately issued, the examination process may require us to narrow our claims. Our issued patents are intended to protect certain of our core technologies, but these patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, the exact effect of having a patent cannot be predicted with certainty.

        Qualcomm Atheros License Agreement. We are party to a non-exclusive license agreement with Qualcomm Atheros, Inc. or Atheros, whereby we license certain technology that we incorporate into our access points. Atheros is the only supplier of this technology in several of our access points. In the event that our license agreement with Atheros is terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the license agreement and redesign of certain of our products could materially and adversely affect our business. The initial term of the license agreement with Atheros began on August 7, 2009, with a one year term, and automatically renews for successive one-year periods, unless the agreement is terminated prior to the end of the then-current term.

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

        From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Although we believe that our product offerings do not infringe the intellectual property rights of any third party, we cannot be certain that we will prevail in any intellectual property dispute. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our products that are determined to infringe the rights of others and/or be forced to pay substantial royalties to a third party, any of which would adversely affect our business, financial condition and results of operations.

        On April 13, 2012, we entered into a settlement, license and release agreement with Extricom Ltd., or Extricom. Pursuant to the agreement with Extricom, we and Extricom each agreed to:

  •
  provide one another with perpetual, fully paid up, non-exclusive worldwide licenses to each of our respective patent portfolios as of the settlement date; and

  •
  release one another of certain claims based on infringement or alleged infringement of certain patent rights; including dismissal of the then-current litigation.

        As part of the agreement with Extricom, we paid Extricom $2.4 million and expensed the full amount in 2012.

        On June 13, 2011, we entered into a Patent Cross License Agreement (the "Motorola License Agreement") with Motorola Solutions, Inc., a Delaware corporation, and its affiliates, including Symbol Technologies, Inc., Wireless Valley Communications, Inc. and AirDefense, Inc. (collectively "Motorola"). Pursuant to the Motorola License Agreement, we and Motorola each agreed to:

  •
  provide one another with limited licenses through November 3, 2016 to certain of each of our respective 802.11 wireless LAN patent portfolios;

  •
  release one another of certain claims based on infringement or alleged infringement of certain patent rights; and

  •
  covenant not to assert patent claims against one another's current products and certain commercially reasonable extensions thereof for three years.

        As part of the Motorola License Agreement we agreed to pay Motorola $7.3 million and expensed the full amount in 2011.

Employees

        As of December 31, 2012, we had 391 employees in offices across the Americas, EMEA and Asia Pacific regions, of which 177 employees are located outside the United States. As of December 31, 2011, we had 403 employees in offices across the Americas, EMEA and Asia Pacific regions, of which 166 employees are located outside the United States. None of our employees were represented by a union or covered by a collective bargaining agreement as of December 31, 2012. We consider our employee relations to be good and have never experienced a work stoppage.

        Effective May 12, 2011, Dr. Vaduvur Bharghavan, our Chief Technology Officer, notified us of his intention to transition from his day to day role as our Chief Technology Officer. On October 3, 2011, we announced that Ihab Abu-Hakima had informed us of his determination to resign as Chief Executive Officer and he subsequently left Meru Networks in March 2012. In March 2012, our board of directors appointed Dr. Bami Bastani, who previously served as the president, chief executive officer and board member of companies in the mobility, consumer and broadband markets, as our president and chief executive officer, or CEO, and a member of our board of directors.

Environmental Laws

        Certain aspects of our products and operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Compliance with environmental laws and regulations across multiple jurisdictions is complex and could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We did not incur any material capital expenditures for environmental control facilities in fiscal year 2012, and none are planned for fiscal year 2013.

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

Additional Information

        We make available, free of charges, through a link at our investor relations website located at investors.merunetworks.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended, or the

Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. A copy of our Annual Report on Form 10-K is available without charge to stockholders upon written request to: Investor Relations, Meru Networks, Inc., 894 Ross Drive, Sunnyvale, California 94089. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

We expect to incur operating losses throughout 2013 that, absent additional financing, would result in lower cash balances on hand by the end of 2013.

        We expect to incur operating losses and continued cash usage in 2013 as a result of expenses associated with the continued development and expansion of our business. As of December 31, 2012, we had cash and cash equivalents balances of $22.9 million.

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

        In addition to other risks listed in this "Risk Factors" section, factors that may affect our operating results include, but are not limited to:

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

        We have incurred significant losses since our inception, including net losses of $31.1 million, $26.7 million and $36.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $253.0 million. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the extent that we invest in our sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase our profitability. As a result, our business could be harmed and our stock price could decline.

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

        We expect increased competition if our market continues to expand. Conditions in our markets could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Cisco's acquisition of Meraki, Motorola's acquisition of Symbol Technologies, Hewlett-Packard's acquisition of Colubris Networks and Juniper Networks' acquisition of Trapeze Networks. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers' perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers' willingness to purchase from such companies.

If we are unable to hire, integrate and retain qualified personnel, our business will suffer.

        Our success is substantially dependent upon the continued service and performance of our senior management team. All of executive officers are at-will employees, and therefore may terminate employment with us at any time. The loss of the services of any members of our management team or key employees may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.

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

        Often, significant amounts of time and resources are required to train technical, sales and other personnel. Qualified individuals are in high demand. We have no assurance that our field sales personnel will become fully productive in the time periods anticipated. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

        Further, fluctuations or a sustained decrease in the price of our stock could affect our ability to attract and retain such personnel. When our stock price declines, our equity incentive awards may lose retention value, which may negatively affect our ability to attract and retain key personnel. We may not be successful in attracting and retaining key personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, key employees could have a material adverse effect on our business.

Our strategy to invest in sales and marketing programs and personnel may not generate the revenue increases anticipated or such revenue increases may only be realized over a longer period than currently expected.

        In early 2011, we substantially expanded our field sales organization to provide improved coverage of the growing number of business opportunities in our target markets, approximately doubling our sales headcount by early 2012. In addition, in late 2011 and early 2012, we made a variety of investments in marketing programs to complement the expansion of our field sales headcount. However, beginning in the second quarter of 2012, we took steps to bring our sales and marketing expenses in line with our revenue expectations. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets. If our marketing programs are not successful in creating market awareness of our company and products or the timing and degree of increased revenues resulting from our increased sales and marketing efforts does not meet our expectations, our business, financial condition and results of operations may suffer materially, and we will not be able to achieve sustained growth.

Claims by others that we infringe their proprietary technology could harm our business.

        Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, require us to enter into royalty or licensing agreements, or require expensive changes to our products. As a result, these claims could materially and adversely affect our business, results of operations, cash flows and financial position. For example:

  •
  We previously received letters from, and had lengthy discussions with Motorola, one of our competitors with a large patent portfolio and substantial resources, alleging that our products infringe upon certain of its patents. Those negotiations ultimately resulted in us entering into a cross-license with Motorola under which we agreed to pay Motorola $7.3 million, which was paid out during the quarter ended September 30, 2011.

  •
  In May 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. The litigation was dismissed after the parties entered into a settlement, license and release agreement on April 13, 2012, in which we agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., and we and Extricom Ltd. each agreed to a cross-license of each other's patents in exchange for a full release and settlement of the litigation.

        In addition, the following lawsuits claiming patent infringement currently are pending, and for which we are unable to determine the outcome. Accordingly, we cannot estimate the potential financial impact these actions could have on our business, results of operations, cash flows and financial position.

  •
  On October 22, 2010, EON Corp. IP Holdings, LLC ("EON"), filed suit against us and several other defendants in the United States District Court for the Eastern District of Texas, asserting infringement of U.S. Patent No. 5,592,491. The defendants filed a joint motion to transfer the case to the Northern District of California, and on January 9, 2012, the Texas court granted the motion to transfer. On February 29, 2012, the case was transferred to the Northern District of California, and was initially assigned to the Honorable Edward M. Chen. EON has amended its complaint twice to add additional defendants and to add specificity to certain of its claims. Our response to EON's Second Amended Complaint was filed on August 13, 2012, denying the allegations of the complaint, and asserting that the EON patent is not infringed and is invalid. The case has been recently re-assigned to the Honorable Jon S. Tigar and it appears that case schedule will not change, including the Markman hearing currently scheduled for April 1 and April 2, 2013. The EON Second Amended Complaint seeks unspecified monetary damages and injunctive relief.

  •
  On May 6, 2011, Linex Technologies, Inc. filed suit against us and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent Nos. 6,757,322 ("'322 patent") and RE42,219("'219 patent"). On June 2, 2011, the United States International Trade Commission instituted a Section 337 Investigation, based on allegations that Linex's'322 and '219 patents, which allegedly relate to multiple-input-multiple-output technology, are infringed by 802.11n products imported and sold by us—as well as by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC investigation.

    On April 2, 2012, Linex filed a motion to terminate the Investigation based on the withdrawal of its complaint. On April 3, 2012, Administrative Law Judge Thomas B. Pender granted Linex's motion and as a result, the Investigation has been terminated in its entirety. After the termination of the Investigation, Linex restarted the Delaware case, and added U.S. Patent No. RE43,812. On October 15, 2012, the defendants filed a motion to transfer the case to the Northern District of California, which was granted on January 7, 2013. The case is now pending before the Honorable Claudia Wilken in the Northern District of California, and a case management conference has been scheduled for May 1, 2013, but no case schedule has been set. The Linex Second Amended Complaint seeks unspecified monetary damages and injunctive relief.

  •
  On August 15, 2012, ReefEdge Networks, LLC ("ReefEdge") filed separate suits against us and various other defendants, including, Cisco Systems, Aruba Networks, Dell Computers, and Ruckus Wireless, in the United States District Court for the District of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012, and no case schedule has been set for this action. The ReefEdge complaint seeks unspecified monetary damages and injunctive relief.

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

        A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 94%, 92% and 88% of our total net revenues during the year ended December 31, 2012, 2011 and 2010, respectively. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

        Westcon Group, Catalyst Telecom and SiraCom distribute a significant amount of our products worldwide. Resale of product through Westcon Group, Catalyst Telecom and SiraCom accounted for 57%, 53% and 51%, of our worldwide net revenues in 2012, 2011 and 2010, respectively. Resale of product through Ingram Micro, although less than 10% in 2011 and 2010, accounted for 11% of our worldwide net revenues in 2012.

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

        We derive a significant portion of our revenues from customers outside the U.S. During the years ended December 31, 2012, 2011 and 2010, 48%, 45% and 36% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

        While supplies of our components are generally available from a variety of sources, we currently depend on a single source or limited number of sources for several components for our products. For example, the chipsets that we use in our products are currently available only from a limited number of sources, with whom neither we nor our manufacturers have entered into supply agreements. We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice, could have a material adverse effect on our business. For example, our access points incorporate certain technology that we license from Atheros. We have entered into a license agreement with Atheros, and such license agreement automatically renews for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. In the event our license agreement with Atheros is terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the license agreement and redesign of certain of our products could require additional licenses and materially and adversely affect our business.

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

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, or if we are required to make revisions to our financial statements as a result of periodic regulatory review, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Management estimates include implicit service periods for revenue recognition, litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, loss contingency estimates, fair value of common stock, stock-based compensation expense, fair value of warrants and fair value of earn-out consideration.

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

        Most of our sales are on an open credit basis, with typical payment terms of net 30 days in the U.S. and, because of local customs or conditions, longer in some markets outside the U.S. If any of our VARs, distributors or customers becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed.

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

        In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. We may not be able to utilize a material portion of the NOLs. At December 31, 2012, we had federal and state net operating loss carryforwards of approximately $147.5 million and $141.1 million, respectively, which begin to expire in 2022 and 2012, respectively.

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

Risks Related to Our Common Stock

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

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2012, approximately 18.5 million shares of common stock were issued and outstanding. At that date, we had approximately 4.5 million shares of our common stock that will become eligible for sale in the public market to the extent exercised and permitted by the provisions of various stock plans and vesting agreements outstanding as of December 31, 2012. The weighted-average exercise price for options was $5.07 per share as of December 31, 2012. Warrants to purchase 3.2 million shares of common stock at a weighted average exercise price of $9.48 per share had not been exercised and were still outstanding as of December 31, 2012. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable

ITEM 2.    PROPERTIES

        Our principal administrative, research and development, sales and marketing, and customer support office space is located in approximately 44,000 square feet leased facility in Sunnyvale, California. This lease expires in March 2015. We also lease approximately 35,000 square feet for a research and development facility in Bangalore, India pursuant to a lease that expires in November 2016, which is non-cancellable prior to 2014. We have the option to renew the Bangalore lease for an additional five years. In addition, we lease office space for sales offices at various locations throughout the world under operating leases. These leases expire at various dates. We believe our facilities are either adequate for our needs for at least the next 12 months or that suitable additional or alternative space will be reasonably available to accommodate foreseeable expansion of our operations.

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

        In May 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. The litigation was dismissed after the parties entered into a settlement, license and release agreement on April 13, 2012, in which we agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., and we and Extricom Ltd. each agreed to a cross-license of each other's patents in exchange for a full release and settlement of the litigation.

        In October 2010, a complaint was filed by EON Corp. IP Holdings LLC against us as well as numerous other defendants, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges infringement by the defendants of U.S. Patent 5,592,491. Our initial attempts at informally resolving the action were unsuccessful. The defendants filed a joint motion to transfer the case to the Northern District of California, and on January 9, 2012, the Texas court transferred the case to the United States District Court for the Northern District of California. On August 13, 2012, we answered EON's second amended complaint, denying the allegations, and asserting that the EON patent is not infringed and is invalid. The case is currently pending before the Honorable Jon S. Tigar, and is in the fact discovery stage. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, results of operations, cash flows and financial position.

        In May 2011, Linex Technologies, Inc. filed suit against us and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents 6,757,322 ("'322 patent") and RE42,219 ("'219 patent"). On June 2, 2011, the United States International Trade Commission ("ITC") instituted a Section 337 Investigation, based on allegations that Linex's '322 and '219 patents are infringed by 802.11n products imported and sold by us—as well as by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. After Linex voluntarily terminated the Investigation, Linex restarted the litigation in Delaware. The defendants filed a motion to transfer the case to the Northern District of California, which was granted on January 7, 2013. The case is now pending before the Honorable Claudia Wilken. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

        On August 15, 2012, ReefEdge Networks, LLC ("ReefEdge") filed separate suits against us and various other defendants, including, Cisco Systems, Aruba Networks, Dell Computers, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012. No case schedule has been set for this action. At this time, we are unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

        Our common stock is traded on the NASDAQ Global Market under the symbol "MERU" since it began trading on March 31, 2010. At December 31, 2012, there were 113 stockholders of record of our common stock.

        The following table sets forth the high and low closing prices by quarter for fiscal years 2012 and 2011:

	High	Low
Fiscal Year 2012
First Quarter	$5.30	$3.65
Second Quarter	$4.21	$1.47
Third Quarter	$3.49	$1.60
Fourth Quarter	$3.48	$2.17
Fiscal Year 2011
First Quarter	$25.50	$15.82
Second Quarter	$20.56	$12.01
Third Quarter	$12.20	$7.36
Fourth Quarter	$8.48	$3.17

Stock Performance Graph and Cumulative Total Return

        The following graph shows a comparison from March 31, 2010 through December 31, 2012 of the cumulative total return on our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph and table assume that $100 was invested on March 31, 2010 in Meru Networks, Inc. common stock, the NASDAQ Composite Index and the NASDAQ Computer Index with the reinvestment of all dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 33 Month Cumulative Total Return*
Among Meru Networks, Inc. the NASDAQ Composite Index, and
the NASDAQ Computer Index

*
$100 invested on 03/31/2010 in stock or index, including reinvestment of dividends
Fiscal year ending December 31.

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

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of December 31, 2012. All outstanding awards relate to our common stock.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Purchase Rights under Employee Stock Purchase Plan and Vesting of Restricted Stock(1)	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	3,818,964	$5.17	2,195,517
Equity compensation plans not approved by security holders	680,000	$4.62	—

Total equity compensation plans	4,498,964	$5.07	2,195,517

(1)
Prior to our Initial Public Offering, or IPO, we issued securities under our 2002 Stock Incentive Plan. Following our IPO, we issued securities under our 2010 Stock Incentive Plan, or 2010 Plan, and our 2010 Employee Stock Purchase Plan, or ESPP.

        Under the 2010 Plan we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. The 2010 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each year from 2011 through 2020 by an amount equal to the lesser of 4% of our shares outstanding on the immediately preceding December 31 or the number of shares determined by our board of directors.

        Under the ESPP, we may grant options for the purchase of our common stock. The ESPP contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each of 2011 through 2020, by an amount equal to the lesser of 1% of our shares outstanding on the immediately preceding December 31 or the number of shares determined by our board of directors.

        During the first quarter of our fiscal year 2012, we granted to Dr. Bami Bastani, CEO, options to purchase 600,000 shares of common stock under an Inducement Stock Option Plan and Agreement, 50,000 shares of restricted stock units under a Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under a Performance-Based Restricted Stock Unit Plan and Agreement, each of which are separate from the 2010 Plan, as a material inducement to Dr. Bastani's acceptance of employment with us. The grants were approved by our compensation committee of the board of directors, as specified under the Listing Rules of the Nasdaq Stock Market.

Recent Sales of Unregistered Securities

        For the quarter ended December 31, 2012, we did not sell any unregistered securities.

Use of Proceeds from Initial Public Offering

        On March 30, 2010, the registration statement (No. 333-163859) on Form S-1 for our IPO of our common stock was declared effective by the SEC, and the offering commenced. The managing underwriters were Bank of America Merrill Lynch, Baird, Cowen and Company, JMP Securities and ThinkEquity LLC.

        As the result of the IPO, we sold 4,233,017 shares of our common stock and received $57.1 million in proceeds, net of underwriting discount and net of commission of $4.4 million and offering related expenses of $2.0 million, on April 6, 2010, which was the closing date of the offering. As of December 31, 2012, we have used all of the proceeds of our initial public offering to fund operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter and the fiscal year 2012.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except for share and per share amounts)
Consolidated Statement of Operations Data
Revenues:
Products	$80,770	$74,279	$63,197	$45,196	$29,532
Support and services	16,561	12,957	10,479	5,866	1,300
Ratable products and services	179	3,235	11,328	18,432	23,820

Total revenues	97,510	90,471	85,004	69,494	54,652

Costs of revenues:
Products	28,879	26,415	22,060	17,332	15,318
Support and services	6,463	4,581	2,297	876	123
Ratable products and services	103	1,863	6,021	9,571	13,376

Total costs of revenues*	35,445	32,859	30,378	27,779	28,817

Gross margin	62,065	57,612	54,626	41,715	25,835

Operating expenses
Research and development*	15,053	13,966	12,399	10,018	12,527
Sales and marketing*	58,759	47,688	33,483	25,762	30,209
General and administrative*	14,844	14,779	10,462	6,858	7,386
Litigation reserve	2,350	7,250	—	—	—

Total operating expenses	91,006	83,683	56,344	42,638	50,122

Loss from operations	(28,941)	(26,071)	(1,718)	(923)	(24,287)
Interest expense, net	(1,656)	(253)	(813)	(1,825)	(2,365)
Other income (expense), net	58	41	(33,821)	(14,447)	108

Loss before provision for income taxes	(30,539)	(26,283)	(36,352)	(17,195)	(26,544)
Provision for income taxes	549	411	254	191	209

Net loss	(31,088)	(26,694)	(36,606)	(17,386)	(26,753)
Accretion on convertible preferred stock	—	—	—	221	(68)

Net loss attributable to common stockholders	$(31,088)	$(26,694)	$(36,606)	$(17,165)	$(26,821)

Net loss per share of common stock:
Basic and diluted	$(1.73)	$(1.54)	$(3.06)	$(45.15)	$(80.31)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,968,034	17,377,503	11,981,170	380,179	333,989

*
Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Costs of revenues	$320	$346	$197	$71	$62
Research and development	1,126	1,131	767	187	92
Sales and marketing	2,714	2,217	985	312	365
General and administrative	3,389	2,480	1,896	297	199

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$22,855	$40,259	$67,269	$21,283	$5,172
Working capital (deficit)	16,171	30,952	52,642	(23,537)	(28,677)
Total assets	54,189	66,843	84,368	38,412	30,812
Convertible promissory notes	—	—	—	—	11,450
Warrant liability	—	—	—	18,939	505
Total debt, excluding convertible promissory notes	9,696	—	2,808	14,255	16,101
Convertible preferred stock	—	—	—	125,255	94,157
Total stockholders' equity (deficit)	9,593	32,471	49,918	(155,448)	(139,359)

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

        We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by approximately 7,400 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities.

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

        On March 18, 2012, our board of directors appointed Dr. Bami Bastani, who previously served as the president, chief executive officer, and board member of companies in the mobility, consumer, and broadband markets, as our president and CEO, and a member of our board of directors. Our ability to achieve and maintain profitability as well as our other goals in the future will be affected by, among other things, the continued acceptance of our products, the timing and size of our orders, the average selling prices for our products and services, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.

        Our revenues have grown from $1.1 million in 2005 to $97.5 million in 2012. It is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

        We have incurred losses since inception as we grew our business and invested in research and development, sales and marketing, and administrative functions. As of December 31, 2012, we had an accumulated deficit of $253.0 million.

        In April 2012, we entered into a settlement, license and release agreement with Extricom. As part of this agreement, we paid Extricom $2.4 million in 2012. In June 2011, we entered into a license agreement with Motorola and, as part of which, we paid Motorola $7.3 million in 2011.

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

	Fiscal Years or as of Fiscal Years Ended
	2012	2011	2010
	(dollars in thousands)
Products revenues	$80,770	$74,279	$63,197
Support and services revenues	16,561	12,957	10,479
Gross margin-products and support and services	64%	64%	67%
Loss from operations(1)	$(28,941)	$(26,071)	$(1,718)
Cash and cash equivalents and short-term investments	22,855	40,259	67,269
Net cash used in operating activities	(25,370)	(22,402)	(2,119)

(1) Includes stock-based compensation expense of:	$7,549	$6,174	$3,845

        Gross margin-products and support and services.    We monitor gross margin to measure our cost efficiencies, including primarily whether our manufacturing costs and component costs are in line with our product revenues and our personnel costs associated with our technical support, professional services and training teams are in line with our support and services revenues.

        Net cash used in operating activities.    We monitor cash flow from operations as a measure of our overall business performance. Our primary uses of cash from operating activities are for personnel-related expenditures, purchases of inventory, costs related to our facilities and litigation reserve expense. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization, stock-based compensation expenses, accrued interest on long-term debt, amortization of issuance costs and warrant expense, thereby allowing us to better understand and manage the cash needs of our business.

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

        Deferred Revenue.    Prior to establishing VSOE for our support services provided to VARs, distributors and customers, we recognized the revenues from such sales over either the economic life of the related products or the contractual support period, depending on the party and the time at which the sale occurred. As such, prior to establishing VSOE for support services sold to VARs, distributors and customers, only a small amount of our invoiced products and services within a quarter were recognized as revenues in such quarter, with the majority recorded as deferred revenue. We established VSOE for support services sold to our channel partners, including VARs, distributors and customers, at different times during 2007, 2008 and 2009. The decreases in deferred revenue due to the related recognition of ratable revenue are partially offset by the sale of support services that will be recognized over the term of the support agreements. The total deferred revenue as of December 31, 2012 and 2011 were $18.3 million and $16.2 million, respectively.

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

  •
  Costs of Support and Services Revenues—Costs of support and services revenues is primarily comprised of personnel costs associated with our technical support, professional services and training teams.

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

  •
  Research and Development Expenses.  Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. We are devoting a substantial amount of our resources to the continued development of additional functionality for our existing products and the development of new products.

  •
  Sales and Marketing Expenses.  Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, travel costs, cost for marketing programs and facilities costs.

  •
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

  •
  Litigation Reserve Expense.  Litigation reserve expense consists of settlements or anticipated settlements of litigation. In 2012, the litigation reserve expense was related to the settlement,

    license and release agreement with Extricom. As part of this agreement, we paid Extricom $2.4 million and expensed the full amount in 2012. In 2011, we entered into a license agreement with Motorola and, as part of which, we agreed to pay Motorola $7.3 million and expensed the full amount in 2011. We record litigation accruals for legal matters which are both probable and estimable. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, we will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made.

        Interest Expense, Net.    For 2012, interest expense, net consists primarily of interest expense on debt and customer prompt payment discounts. For 2011 and 2010, interest expense, net consists primarily of interest expense on debt, prompt payment discounts and interest income on cash, cash equivalents and short-term investments balances. As of December 31, 2012, we had $10.1 million of outstanding debt before debt discounts.

        Other Income (Expense), Net.    In 2012 and 2011, other income (expense), net consists primarily of gains and losses on foreign currency transactions. In 2010, other income (expense), net consists primarily of charges to record fair value adjustments for our warrants to purchase convertible preferred stock and warrants to purchase common stock. Until the closing of our initial public offering on April 6, 2010, our outstanding warrants were classified as a liability on our consolidated balance sheets and any changes in fair value were recognized as a component of other income (expense), net.

Major Channel Partners

        We sell products and services directly to our channel partners, including VARs and distributors. The following table sets forth our channel partners representing greater than 10% of revenues in the periods presented (in percentages):

	Years Ended December 31,
Major Channel Partners	2012	2011	2010
Westcon Group, Inc.	25%	29%	34%
Siracom, Inc.	19	11	*
Catalyst Telecom, Inc.	13	13	12
Ingram Micro Inc.	11	*	*

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

  Revenue Recognition

        Our revenues are derived primarily from hardware and software products and related support and services. We often enter into multiple deliverable arrangements and as such the elements of these arrangements are separated and valued based on their relative fair value. The majority of our products are networking communications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, our hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance. Our products revenues also include revenues from the sale of stand-alone software products. Stand-alone software products may operate on our networking communications hardware, but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to our software. Sales of stand-alone software continue to be subject to the industry-specific software revenue recognition guidance. Product support typically includes software updates on a when and if available basis, telephone and internet access to our technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

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

        For sales of stand-alone software after December 31, 2010 and for all transactions entered into prior to January 1, 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of all undelivered elements exists. We establish VSOE for these arrangements based on sales of multi-year support services arrangements on a stand-alone basis. The normal pricing for multi-year support services arrangements was based on the normal price of a one year support services arrangement multiplied by the number of years of support services which was then adjusted for the time value of money and the decreased sales and fulfillment effort for support service periods of longer than one year. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as products revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

        Third-party evidence of selling price, or TPE, is determined based on competitor prices for similar deliverables when sold separately. We establish estimated selling prices, or ESP, for support services based on our normal pricing and discounting practices for support services. This ESP analysis requires that a substantial majority of the support services selling prices fall within a reasonably narrow pricing range, which is typically broader than the range used to evidence VSOE. We believe that this is the price that we would sell support services if support services were regularly sold on a stand-alone basis. However, we are typically not able to determine TPE for our products or services. Generally, our go-to-market strategy differs from that of its peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis.

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

        We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There was not a material impact during the year, nor do we currently expect a material impact in the near term, from changes in VSOE or ESP.

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

        Prior to April 1, 2008, we allowed some customers to receive support services outside of the contractual terms. Accordingly, we deferred and recognized revenues on all transactions, except for transactions with one customer, ratably over the economic life of the products sold as we determined that this was the best estimate of the period of time over which we provided these support services. The one exception relates to a customer for which we established VSOE for the related support contracts during the year ended December 31, 2007. Accordingly, we began to account for these support contracts as separate elements from the hardware sales.

        We estimated the economic life of the hardware to be three and a half years based on several factors such as: (1) the history of technology development of related products; (2) a Company-specific evaluation of product life cycles from both a sales and product development perspective; and (3) information on customer usage of our products.

        On April 1, 2008, we ceased providing support services outside of the contractual terms. As a result, we began recognizing ratable revenues from sales in which VSOE for the related support services had not been established over the contractual support period and not the three and a half year economic life of the product. Also on April 1, 2008, we established VSOE for support services to distributors. Accordingly, we recognized revenues from sales to distributors after this date and prior to January 1, 2011 using the residual method, assuming all revenue recognition criteria were met.

        On January 1, 2009, we established VSOE for all remaining support services. Accordingly, we recognized revenues for other than support services for all sales made on and after January 1, 2009 and prior to January 1, 2011 using the residual method, assuming all revenue recognition criteria were met.

        Revenues for support services are recognized on a straight-line basis over the support period, which typically ranges from one year to five years.

        Shipping charges billed to customers are included in products revenues and the related shipping costs are included in costs of products revenues.

Stock-Based Compensation

        We recognize stock-based compensation for equity awards on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. We use the Black-Scholes option-pricing model to estimate the fair value of our stock options and shares under our employee stock purchase plan. The determination of the fair value of these awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price, the expected holding period of the awards, the risk-free interest rate and the expected stock price volatility. Further, the forfeiture rate also affects the amount of aggregate compensation that we are required to record as an expense. These inputs are subjective and generally require significant judgment. If any of the assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially from the awards granted previously.

        We account for stock options issued to non-employees based on their estimated fair value determined using the Black-Scholes option-pricing model. However, the fair value of the equity awards granted to non-employees is remeasured as the awards vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Fair Value of Financial Instruments

        Prior to our IPO, freestanding warrants to purchase shares of our convertible preferred stock and some of our warrants to purchase common stock were classified as a liability on our consolidated balance sheets at fair value because the warrants may have conditionally obligated us to transfer assets at some point in the future. The warrants were subject to remeasurement at each balance sheet date, and any changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model which includes a number of highly judgmental inputs such as the fair value and expected volatility of our common stock.

        During the year ended December 31, 2010, we recorded expense of $33.6 million due to the change in fair value of the warrant liability. Upon the closing of our IPO and amending the common stock warrants, the warrants were no longer considered a liability and the warrant liability was reclassified to additional paid-in capital.

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

        During the years ended December 31, 2012 and 2011, we recorded bad debt expense of $44,000 and $143,000. There was no bad debt expense during the year ended December 31, 2010. We collected previously written-off bad debt expense of $54,000 and $61,000 during the years ended December 31, 2012 and 2010. Write-offs of previously reserved bad debts were approximately $110,000, $375,000 and $3,000 during the years ended December 31, 2012, 2011 and 2010.

Income Taxes

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2012 and 2011, we have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

        Since inception, we have incurred operating losses, and, accordingly, we have not recorded a provision for income taxes for any of the periods presented other than foreign and state provisions for income tax. Accordingly, there have not been significant changes to our provision for income taxes during the years ended December 31, 2012, 2011 or 2010, and we do not expect any significant changes until we are no longer incurring losses.

        As of December 31, 2012, we had federal net operating loss carryforwards of $147.5 million and state net operating loss carryforwards of $141.1 million. We also had federal and state research credit carryforwards of $3.7 million and $4.0 million and foreign tax credits of $0.6 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2022 and the state net operating losses began expiring in certain jurisdictions in 2009. Utilization of these net operating losses and credit carryforwards is subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and state and local tax laws if we have experienced an "ownership change" in the past, or if an ownership change occurs in the future, including, for example, as a result of the shares issued in our initial public offering aggregated with certain other sales of our stock before or after the offering.

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

Loss/Contingencies

        We are or have been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. We evaluate contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, we will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact our results of operations, financial position and cash flows.

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

        The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2012		2011
REVENUES:
Products	$80,770	82.8%	$74,279	82.1%
Support and services	16,561	17.0	12,957	14.3
Ratable products and services	179	0.2	3,235	3.6

Total revenues	97,510	100.0	90,471	100.0

COSTS OF REVENUES:
Products	28,879	29.6	26,415	29.2
Support and services	6,463	6.7	4,581	5.1
Ratable products and services	103	0.1	1,863	2.0

Total costs of revenues*	35,445	36.4	32,859	36.3

Gross margin	62,065	63.6	57,612	63.7

OPERATING EXPENSES:
Research and development*	15,053	15.4	13,966	15.5
Sales and marketing*	58,759	60.3	47,688	52.7
General and administrative*	14,844	15.2	14,779	16.3
Litigation reserve	2,350	2.4	7,250	8.0

Total operating expenses	91,006	93.3	83,683	92.5

Loss from operations	(28,941)	(29.7)	(26,071)	(28.8)
Interest expense, net	(1,656)	(1.7)	(253)	(0.3)
Other income (expense), net	58	0.1	41	0.0

Loss before provision for income taxes	(30,539)	(31.3)	(26,283)	(29.1)
Provision for income taxes	549	0.6	411	0.4

Net loss	$(31,088)	(31.9)%	$(26,694)	(29.5)%

*
The following table sets forth the stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2012	2011
Costs of revenues	$320	$346
Research and development	1,126	1,131
Sales and marketing	2,714	2,217
General and administrative	3,389	2,480

Revenues

        Our total revenues increased by $7.0 million, or 7.8%, to $97.5 million in 2012, from $90.5 million in 2011. Our products and support and services revenues, or total revenues excluding ratable revenues, increased by $10.1 million, or 11.6%, to $97.3 million in 2012, from $87.2 million in 2011. This increase was primarily the result of increased demand for our products, particularly in the United Kingdom and Asia Pacific regions.

        Products revenues.    Products revenues increased by $6.5 million, or 8.7%, to $80.8 million in 2012, from $74.3 million in 2011. The increase was primarily a result of an increase in unit shipments particularly in the United Kingdom and the Asia Pacific regions in 2012.

        Support and services revenues.    Support and services revenues increased by $3.6 million, or 27.8%, to $16.6 million in 2012, from $13.0 million in 2011. The increase in support and services revenues is a result of increased product sales, particularly in the United Kingdom and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues to increase.

        Ratable products and services revenues.    Ratable products and services revenues decreased by $3.1 million, or 94.5%, to $0.2 million in 2012, from $3.2 million in 2011. This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline over time as the related deferred revenue balance is depleted through 2013.

Costs of Revenue and Gross Margin

        Total costs of revenues increased by $2.6 million, or 7.9%, to $35.4 million in 2012 from $32.9 million in 2011. Overall gross margins, as a percentage of total revenues, decreased to 63.6% in 2012 from 63.7% in 2011. Our product gross margins, as a percentage of product revenues, decreased to 64.2% in 2012 from 64.4% in 2011. Our support and services gross margins, as a percentage of support and services revenues, decreased to 61.0% in 2012 from 64.6% in 2011. These decreases were primarily the result of our increased headcount related to customer support and professional services and a reduction in the amount of support costs allocated to ratable revenues. Our ratable gross margins, as a percentage of ratable revenues, increased to 42.5% in 2012 from 42.4% in 2011.

Operating Expenses

        Our operating expenses increased by $7.3 million, or 8.8%, to $91.0 million in 2012 from $83.7 million in 2011. Our operating expenses increased as a percentage of revenue from 92.5% in 2011 to 93.3% in 2012. This increase is primarily the result of an increase of $10.6 million in personnel costs as a result of increased headcount, an increase of $1.4 million in stock-based compensation expense, an increase of $0.8 million in facility expenses and an increase of $0.3 million in depreciation expenses related to our expansion, an increase of $0.5 million in sales and marketing program expenses, an increase of $0.4 million in travel expenses offset partially by a decrease of $4.9 million in litigation reserve expense, a decrease of $0.9 million in legal fees related to the settlement of certain litigation matters and a decrease of $0.7 million in other related engineering expenses as compared to 2011.

  Research and Development Expenses

        Research and development expenses increased by $1.1 million, or 7.8%, to $15.1 million in 2012 from $14.0 million in 2011. This increase is primarily the result of an increase of $1.1 million in research and development personnel costs, an increase of $0.5 million in facility expenses and an increase of $0.2 million in depreciation expenses related to our expansion in India partially offset by a decrease of $0.7 million in other related engineering expenses as compared to 2011.

  Sales and Marketing Expenses

        Sales and marketing expenses increased by $11.1 million, or 23.2%, to $58.8 million in 2012 from $47.7 million in 2011. This increase is primarily the result of an increase of $9.2 million in sales and marketing personnel costs as a result of increased headcount, an increase of $0.5 million in stock-based compensation expense, an increase of $0.5 million in sales and marketing program expenses, an increase of $0.4 million in travel expenses and an increase of $0.4 million in facility expense related to our expansion in the U.S. as compared to 2011.

  General and Administrative Expenses

        General and administrative expenses remained flat at $14.8 million in 2012 as compared to 2011. During the year ended December 31, 2012, there was an increase of $0.9 million in stock-based compensation expense and an increase of $0.2 million in personnel costs as a result of increased headcount were offset by a decrease of $0.9 million in legal fees related to the settlement of certain litigation matters and a decrease of $0.2 million in costs related to our former CEO's transitional employment agreement and the executive search fees for the current CEO as compared to 2011.

  Litigation Reserve Expense

        Our litigation reserve expense decreased by $4.9 million, or 67.6%, from approximately $7.3 million 2011 to approximately $2.4 million in 2012. We entered into a settlement, license and release agreement with Extricom in 2012 and recorded $2.4 million as expense as we do not believe the agreement provides any future value. We entered into a license agreement with Motorola in 2011. As part of the Motorola License Agreement, we agreed to pay Motorola $7.3 million and expensed the full amount in 2011.

Interest Expense, Net

        Interest expense, net increased by $1.4 million, or 554.5%, to $1.7 million in 2012, from $0.3 million in 2011. This increase is primarily due to a result of an increase in interest expense related to the $12.0 million loan agreement entered into with Venture Lending and Leasing VI, Inc., or VLL, in June 2012. See the discussion of the arrangements with VLL under "Liquidity and Capital Resources."

Provision for Income Taxes

        Our income taxes increased by $0.1 million, or 33.6%, to $0.5 million in 2012 from $0.4 million in 2011. This increase in the provision for income taxes was due to the growth of our international entities.

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

Operating Expenses

        Our operating expenses increased by $27.3 million, or 48.5%, to $83.7 million in 2011 from $56.3 million in 2010. Our operating expenses increased as a percentage of revenue from 66.3% in 2010 to 92.5% in 2011. The increase was primarily due to an increase of $8.7 million in personnel costs related to increased headcount, a litigation reserve expense of $7.3 million related to the Motorola settlement, an increase of $2.2 million in stock-based compensation expense, an increase of $1.8 million in travel expenses, an increase of $1.8 million in sales and marketing program expenses, an increase of $1.4 million in legal fees related to the acquisition of Identity Networks and our ongoing litigation matters, an increase of $0.6 million in facility expense as well as an increase of $0.5 million in research and development project costs in 2011 as compared to the prior year.

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

  Litigation Reserve Expense

        In 2011, we entered into a license agreement with Motorola. As part of the Motorola License Agreement, we agreed to pay Motorola $7.3 million and expensed the full amount during the quarter ended June 30, 2011.

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

Provision for Income Taxes

        Our income taxes increased by $0.2 million, or 61.8%, to $0.4 million in 2011 from $0.3 million in 2010. Our tax expense was mainly driven by income earned by certain of our oversee entities. This increase in the provision for income taxes was due to the growth of our international entities.

Liquidity and Capital Resources

        Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and our credit facility. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from long-term debt in the amount of $16.5 million during that period. In 2010, we received $57.1 million from our initial public offering, representing the net proceeds of the offering after deducting underwriters' commissions and discounts and other issuance costs.

        In 2012, the average daily outstanding balance on our line of credit was approximately $0.6 million. We paid off our outstanding line of credit in May 2012. Accordingly, as of December 31, 2012, the total amount outstanding under the line of credit was zero. On July 31, 2012, we renewed the line of credit for twelve months. The debt is collateralized by substantially all of our assets and intellectual property, with first priority liens relative to the VLL Term Loan Agreement described in the next paragraph, on accounts receivable, loan proceeds and our cash. The maximum amount available under this line of credit is based on eligible accounts receivable up to a maximum of $7.0 million, subject to an overall aggregate total outstanding borrowing limit under the VLL Term Loan Agreement of $20.0 million. The VLL Term Loan Agreement also provides that we are limited to borrowings under the line of credit for a period of no more than three business days before and after the end of the quarter, until we are able to achieve two consecutive quarters of increasing profitability of at least $1.0 million per quarter (based on non-GAAP income, excluding stock based compensation and other non-cash items), so long as we maintain such profitability and subject to the overall aggregate borrowing limit of $20.0 million.

        During June 2012, we entered into a term loan and security agreement with VLL, pursuant to which we borrowed an aggregate principal amount of $11.7 million before debt discounts. We repay the term loan in 39 monthly installments of principal plus accrued interest beginning on June 6, 2012 and ending on August 1, 2015. Amounts borrowed under the loan agreement bear interest per annum at a fixed rate equal to 12.0%. We may voluntarily prepay the term loan in full by tendering a cash payment equal to the sum of: (i) the accrued and unpaid interest on the term loan as of the date of the prepayment; (ii) the unpaid principal balance of the term loan as of the date of the prepayment, and (iii) the interest that would have accrued and been payable from the date of the prepayment through the stated date of maturity of such term loan had it remained outstanding and been paid in accordance with the terms of the related note (multiplied by 0.80 in the case of repayment after January 1, 2014). We will also be required to make a payment in an amount equal to $2.0 million at the earlier of (i) a change of control and (ii) September 1, 2015. As security for amounts outstanding under the loan agreement, we have granted VLL a security interest in substantially all of our assets.

        The loan agreement contains customary affirmative and negative covenants. Pursuant to the terms of the loan agreement, and subject to certain exceptions, we are not permitted, without VLL's prior written consent, among other things, to:

  •
  incur additional indebtedness except for specified permitted indebtedness;

  •
  incur any liens on our property, except for specified permitted liens;

  •
  change our business from that in which we were engaged or reasonably related businesses at the time of the loan agreement;

  •
  merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with any person, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person; or

  •
  pay any dividends or make any distributions on our equity securities or repurchase any of our equity, except we may pay dividends payable solely in common stock and may repurchase securities from employees and consultants in a limited manner.

        Amounts outstanding under the term loan agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of December 31, 2012, we had debt outstanding under the loan in the amount of $10.1 million, before debt discounts, that bears a fixed interest rate of 12% per year.

        As of December 31, 2012, we had cash and cash equivalents of $22.9 million as compared to a combined cash and cash-equivalents and short-term investments balance of $40.3 million as of December 31, 2011.

  Cash Flows from Operating Activities

        Our primary use of cash from operating activities have been related to personnel-related and other operating expenditures as well as increased inventory, increased accounts receivable and accounts payable due to the growth and expansion of our business. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Total cash used in operating activities was $25.4 million, $22.4 million and $2.1 million in fiscal years 2012, 2011 and 2010, respectively.

        Cash used in operating activities of $25.4 million in 2012 reflected a net loss of $31.1 million and changes in our net operating assets and liabilities of $3.8 million, partially offset by non-cash charges of $9.6 million. The non-cash charges were mainly comprised of $7.5 million in stock-based compensation, $1.2 million in depreciation and amortization and $0.6 million in accrued interest on long-term debt. The changes in our net operating assets and liabilities were comprised of an increase of $2.3 million in inventory, a net decrease of $1.8 million in accounts payable and accrued liabilities and an increase of $2.0 million in accounts receivable, net that was partially offset by an increase of $2.0 million in deferred revenues.

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

  Cash Flows from Investing Activities

        Our investing activities in 2012 consisted of our short-term investments, capital expenditures and the payment of remaining earnouts from our Identity Networks acquisition. The cash provided by investing activities of $2.8 million in 2012 reflected $5.0 million in proceeds from the maturities of short-term investments that was partially offset by $1.9 million of capital expenditures.

        In 2011, our investing activities consisted of our short-term investments, our Identity Networks acquisition, investment in non-marketable securities, and capital expenditures. The purchase of

$10.0 million of short-term investments was offset by the maturity of $10.0 million of short-term investments. We used $1.4 million for capital expenditures. In addition, we acquired Identity Networks for a purchase price of $2.5 million, of which $2.2 million was paid in 2011 and the remaining $0.3 million was paid in 2012. Further, we invested $1.3 million in a non-public company.

        The cash used in investing activities of $5.7 million in 2010 reflected a purchase of $5.0 million of short-term investments and $0.7 million of capital expenditures.

  Cash Flows from Financing Activities

        To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering, issuance of common stock in conjunction with the exercises options to purchase our stock, the sale of convertible preferred stock, the incurrence of debt and the use of a line of credit facility. As of December 31, 2012, we had outstanding debt in the amount of $10.1 million before debt discounts.

        Cash provided by financing activities was $10.3 million in 2012 primarily as a result of net proceeds of $11.5 million from our debt financing in June 2012 and proceeds from the exercise of stock options and the purchases under the employee stock purchase plan in the amount of $0.4 million, which were partially offset by payments on our long-term debt of $1.6 million.

        Cash provided by financing activities was $0.4 million in 2011 primarily as a result of the proceeds from the exercise of stock options and the purchases under the employee stock purchase plan in the amount of $3.2 million offset by the principal payments on our long-term debt of $2.9 million.

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

        If our cash sources are insufficient to satisfy our cash requirements, we may be required to sell debt or equity securities to raise additional capital or to borrow or increase the amount available to us for borrowing under our credit facility. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly if capital market and overall economic conditions change adversely. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders. Additionally, the terms of our existing term loan and line of credit may prevent us borrow under or increase the size of our credit facility, or to do so on terms that are acceptable to us, particularly if credit market conditions change adversely.

Contractual Obligations

        The following summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
	(in thousands)
Principal and interest and other payments on debt(1)	$4,433	$9,388	$—	$13,821
Operating lease obligations	1,446	1,253	—	2,699
Purchase commitments	6,775	—	—	6,775

Total	$12,654	$10,641	$—	$23,295

(1)
Our long-term debt carries a fixed interest rate of 12%. As of December 31, 2012, our obligation to make principal, interest and other payments on our debt totaled $13.8 million.

Off-Balance Sheet Arrangements

        As of December 31, 2012, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Debt and Interest

        As of December 31, 2012 and 2011, the principal amount of our long-term debt before debt discounts was $10.1 million and zero, respectively. During 2012, a 10% appreciation or depreciation in the prime rate would not have a material impact on our interest expense.

Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board issued an update for Intangibles—Goodwill and Other Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We will adopt this standard in the first quarter of 2013 and do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Risk

        Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

        We had cash, cash equivalents and short-term investments of $22.9 million and $40.3 million as of December 31, 2012 and 2011, respectively. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations

        The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the four quarters in the years ended December 31, 2012 and 2011. In management's opinion, the data below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarters Ended
Fiscal Year 2012	December 31, 2012	September, 30 2012	June, 30 2012	March 31, 2012
	Unaudited
	(in thousands, except share and per share data)
Net revenues	$28,214	$25,386	$24,499	$19,411
Gross margin	$17,376	$16,407	$15,811	$12,471
Loss before income taxes	$(4,194)	$(5,677)	$(6,310)	$(14,358)
Net loss	$(4,333)	$(5,796)	$(6,472)	$(14,487)
Net loss per share of common stock:
Basic and diluted	$(0.24)	$(0.32)	$(0.36)	$(0.82)
Shares used in per share calculations:
Basic and diluted	18,307,063	18,014,335	17,845,376	17,701,126

        On April 13, 2012, we entered into a settlement, license and release agreement with Extricom. As part of the agreement with Extricom, we paid Extricom $2.4 million in April 2012. The Extricom

Agreement released and avoided certain litigation for us, but provided no other future benefits to us. Therefore, we expensed the full $2.4 million in the quarter ended March 31, 2012.

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

        We have audited the accompanying consolidated balance sheets of Meru Networks, Inc. and its subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and of stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meru Networks, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 20, 2013

MERU NETWORKS, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,855	$35,259
Short-term investments	—	5,000
Accounts receivable, net of allowance for doubtful accounts of $14 and $134 as of December 31, 2012 and 2011	15,040	13,038
Inventory	8,852	6,548
Deferred inventory costs, current portion	55	86
Prepaid expenses and other current assets	829	912

Total current assets	47,631	60,843
Property and equipment, net	2,473	1,476
Goodwill	1,658	1,658
Intangible assets, net	403	693
Deferred inventory costs, net of current portion	—	26
Other assets	2,024	2,147

TOTAL ASSETS	$54,189	$66,843

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,027	$5,733
Accrued liabilities	13,053	12,394
Long-term debt, current portion	3,197	—
Deferred revenue, current portion	12,183	11,764

Total current liabilities	31,460	29,891
Long-term debt, net of current portion	6,499	—
Deferred revenue, net of current portion	6,107	4,481
Other liabilities	530	—

Total liabilities	44,596	34,372

Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0005 par value—5,000,000 authorized as of of December 31, 2012 and December 31, 2011; no shares issued and outstanding as of December 31, 2012 and December 31, 2011	—	—
Common stock, $0.0005 par value—150,000,000 shares authorized as of December 31, 2012 and December 31, 2011; 18,463,968 and 17,674,552 shares issued and outstanding as of December 31, 2012 and December 31, 2011	9	9
Additional paid-in capital	262,887	254,576
Accumulated other comprehensive loss	(298)	(197)
Accumulated deficit	(253,005)	(221,917)

Total stockholders' equity	9,593	32,471

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,189	$66,843

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
REVENUES:
Products	$80,770	$74,279	$63,197
Support and services	16,561	12,957	10,479
Ratable products and services	179	3,235	11,328

Total revenues	97,510	90,471	85,004

COSTS OF REVENUES:
Products	28,879	26,415	22,060
Support and services	6,463	4,581	2,297
Ratable products and services	103	1,863	6,021

Total costs of revenues*	35,445	32,859	30,378

Gross margin	62,065	57,612	54,626

OPERATING EXPENSES:
Research and development*	15,053	13,966	12,399
Sales and marketing*	58,759	47,688	33,483
General and administrative*	14,844	14,779	10,462
Litigation reserve	2,350	7,250	—

Total operating expenses	91,006	83,683	56,344

Loss from operations	(28,941)	(26,071)	(1,718)
Interest expense, net	(1,656)	(253)	(813)
Other income (expense), net	58	41	(33,821)

Loss before provision for income taxes	(30,539)	(26,283)	(36,352)
Provision for income taxes	549	411	254

Net loss	$(31,088)	$(26,694)	$(36,606)

Net loss per share of common stock:
Basic and diluted	$(1.73)	$(1.54)	$(3.06)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,968,034	17,377,503	11,981,170

*
Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2012	2011	2010
Costs of revenues	$320	$346	$197
Research and development	1,126	1,131	767
Sales and marketing	2,714	2,217	985
General and administrative	3,389	2,480	1,896

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(31,088)	$(26,694)	$(36,606)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(101)	(170)	15
Change in net unrealized gain on available-for-sale securities	—	—	1

Other comprehensive income (loss), net of tax	(101)	(170)	16

Comprehensive loss	$(31,189)	$(26,864)	$(36,590)

See notes to consolidated financial statements

MERU NETWORKS, INC.
Consolidated Statements of Convertible Preferred Stock and of Stockholders' Equity (Deficit)
(in thousands, except for share amounts)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2010	110,032,788	$125,255	414,118	$1	$3,211	$(43)	$(158,617)	$(155,448)
Exercise of Series E warrants into convertible preferred stock	3,084,368	5,001	—	—	—	—	—	—
Proceeds from initial public offering, net of issuance costs of $6,436	—	—	4,233,017	2	57,057	—	—	57,059
Conversion of convertible preferred stock into common stock in connection with initial public offering	(113,117,156)	(130,256)	11,185,891	5	130,251	—	—	130,256
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	48,274	—	—	48,274
Issuance of common stock upon cashless exercises of warrants	—	—	60,421	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	93,307		1,100	—	—	1,100
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock	—	—	351,050	—	1,422	—	—	1,422
Stock-based compensation	—	—	—	—	3,845	—	—	3,845
Net loss	—	—	—	—	—	—	(36,606)	(36,606)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Unrealized gain on short-term investments	—	—	—	—	—	1	—	1

BALANCE—December 31, 2010	—	—	16,337,804	8	245,160	(27)	(195,223)	49,918
Issuance of common stock upon cashless exercises of warrants	—	—	574,645	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	178,150	—	1,306	—	—	1,306
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock, net of shares withheld for employee taxes	—	—	583,953	1	1,936	—	—	1,937
Stock-based compensation	—	—	—	—	6,174	—	—	6,174
Net loss	—	—	—	—	—	—	(26,694)	(26,694)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(170)	—	(170)

BALANCE—December 31, 2011	—	—	17,674,552	9	254,576	(197)	(221,917)	32,471
Issuance of common stock warrants	—	—	—	—	384	—	—	384
Issuance of common stock under the employee stock purchase plan	—	—	356,388	—	566	—	—	566
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock, net of shares withheld for employee taxes	—	—	433,028	—	(188)	—	—	(188)
Stock-based compensation	—	—	—	—	7,549	—	—	7,549
Net loss	—	—	—	—	—	—	(31,088)	(31,088)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(101)	—	(101)

BALANCE—December 31, 2012	—	$—	18,463,968	$9	$262,887	$(298)	$(253,005)	$9,593

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(31,088)	$(26,694)	$(36,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,211	724	615
Stock-based compensation	7,549	6,174	3,845
Adjustment of fair value of warrant liability	—	—	33,620
Accrued interest on long-term debt	631	—	—
Amortization of debt issuance costs	169	44	107
Net provision for (recovery of) bad debt	(10)	143	(61)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,991)	(4,292)	(2,768)
Inventory	(2,304)	(1,912)	(1,803)
Deferred inventory costs	57	1,238	4,616
Prepaid expenses and other assets	163	(325)	(560)
Accounts payable	(2,706)	1,431	992
Accrued liabilities	903	1,483	4,350
Deferred revenue	2,045	(416)	(8,466)

Net cash used in operating activities	(25,371)	(22,402)	(2,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,942)	(1,360)	(680)
Purchase of short-term investments	—	(9,996)	(4,998)
Proceeds from maturities of short-term investments	5,000	10,000	—
Investment in non-marketable securities	—	(1,250)	—
Net cash paid in purchase of business	(300)	(2,217)	—

Net cash provided by (used in) investing activities	2,758	(4,823)	(5,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net	—	—	57,059
Proceeds from exercise of stock options	74	2,078	1,439
Taxes paid related to net share settlement of equity awards	(262)	(151)	—
Proceeds from employee stock purchase plan	566	1,306	1,100
Proceeds from exercise of convertible preferred stock warrants	—	—	716
Proceeds from long-term debt, net of issuance costs	11,489	—	4,986
Repayment of long-term debt	(1,578)	(2,852)	(16,540)

Net cash provided by financing activities	10,289	381	48,760

Effect of exchange rate changes on cash and cash equivalents	(80)	(167)	24

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,404)	(27,011)	40,987
CASH AND CASH EQUIVALENTS—Beginning of year	35,259	62,270	21,283

CASH AND CASH EQUIVALENTS—End of year	$22,855	$35,259	$62,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$659	$65	$691

Cash paid for income taxes	$319	$179	$282

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with debt financing	$384	$—	$—

Assets acquired in business combination for future consideration	$—	$269	$—

Conversion of convertible preferred stock to common stock	$—	$—	$130,256

Reclassification of warrant liability to convertible preferred stock upon exercise of warrants	$—	$—	$4,285

Reclassification of warrant liability to additional paid-in capital upon closing of initial public offering	$—	$—	$48,274

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

        Basis of Presentation—These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Meru and its wholly owned subsidiaries. The Company has wholly owned subsidiaries in India, Japan, Netherlands, Canada, Singapore, United Kingdom, Hong Kong, Germany and Sweden. These subsidiaries use their local currency as their functional currency. All intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

        Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company's future financial position or results of operations, which risks and uncertainties include, among others: it may incur operating losses in the future which would result in lower cash balances on hand, any inability of the Company to raise additional funds, it has a limited operating history, it may experience fluctuations in its revenues and operating results, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to increase market awareness of its brand and products and develop and expand its sales channels, the continued development of demand for wireless networks, its long and unpredictable sales cycle, declining average sales prices for its products, varying gross margins of its products and services, any inability of the Company to forecast customer demand accurately in making purchase decisions, its reliance on channel partners to generate a substantial majority of its revenues and the potential failure of these partners to perform, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, new or modified regulations related to its products, and any inability of the Company to raise additional funds in the future.

        Concentration of Supply Risk—The Company relies on third parties to manufacture its products, and depends on them for the supply and quality of its products. Quality or performance failures of the Company's products or changes in its manufacturers' financial or business condition could disrupt the Company's ability to supply quality products to its customers and thereby have a material and adverse effect on its business and operating results. Some of the components and technologies used in the Company's products are purchased and licensed from a single source or a limited number of sources. The loss of any of these suppliers may cause the Company to incur additional transition costs, result in delays in the manufacturing and delivery of its products, or cause it to carry excess or obsolete inventory or redesign its products. The Company relies on a third party for the fulfillment of its customer orders, and the failure of this third party to perform could have an adverse effect upon the Company's reputation and its ability to distribute its products, which could adversely affect the Company's business.

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

        Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company's customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for estimated potential credit losses. As of December 31, 2012, three distributor customers accounted for 68% of the Company's net accounts receivable. As of December 31, 2011, one distributor customer accounted for 31% of the Company's net accounts receivable. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $14,000 and $0.1 million, respectively.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

        No end customer accounted for more than 10% of the Company's net revenues in the years ended December 31, 2012, 2011 or 2010. The Company's channel partners representing greater than 10% of revenues for the periods presented were as follows (in percentages):

	Years Ended December 31,
Major Channel Partners	2012	2011	2010
Westcon Group, Inc.	25%	29%	34%
Siracom, Inc.	19	11	*
Catalyst Telecom, Inc.	13	13	12
Ingram Micro Inc.	11	*	*

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

        Foreign Currency—The Company's non-U.S. subsidiaries in India, Japan, Netherlands, Canada, Singapore, United Kingdom, Hong Kong, Germany and Sweden use the local currency as their functional currency. The assets and liabilities of the non-U.S. subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders' equity. Income and expense accounts are translated at average exchange rates during the year. Transaction gains and losses were not material during the years ended December 31, 2012, 2011 and 2010.

        Inventory—Inventory is stated at the lower of cost or market value. Inventory is determined to be salable based on a demand forecast within a specific time horizon, generally eighteen months or less. Inventory in excess of salable amounts and inventory which is considered obsolete based upon changes in existing technology is written off. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis.

        Channel Inventory—Products shipped to distributors are considered channel inventory until acceptance provisions are met and return rights lapse. The Company includes channel inventory within inventory on the consolidated balance sheets.

        Advertising Costs—The Company expenses advertising costs as incurred. The Company incurred advertising costs of $0.7 million, $28,000, and $22,000 during the years ended December 31, 2012, 2011 and 2010, which is included within sales and marketing expense on the consolidated statements of operations.

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

        Accounting for Internal-Use Computer Software—The Company capitalizes certain external and internal costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use. These costs are capitalized when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. The Company purchased and capitalized costs of $19,000, $24,000 and $94,000 during the years ended December 31, 2012, 2011 and 2010. Software is amortized using the straight-line method over the estimated useful life of three years.

        Revenue Recognition—The Company's revenues are derived primarily from hardware and software products and related support and services. The Company often enters into multiple deliverable arrangements and, as such, the elements of these arrangements are separated and valued based on their relative fair value. The majority of the Company's products are networking communications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, the Company's hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance. The Company's products revenues also include revenues from the sale of stand-alone software products. Stand-alone software products may operate on the Company's networking communications hardware, but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to the Company's software. Sales of stand-alone software continue to be subject to the industry-specific software revenue recognition guidance. Product support typically includes software updates on a when and if available basis, telephone and internet access to the Company's technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

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

        For sales of stand-alone software after December 31, 2010 and for all transactions entered into prior to January 1, 2011, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence ("VSOE") of the fair value of all undelivered elements exists. The Company establishes VSOE for these arrangements based on sales of multi-year support services arrangements on a stand-alone basis. The normal pricing for multi-year support services arrangements was based on the normal price of a one year support services arrangement

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

multiplied by the number of years of support services which was then adjusted for the time value of money and the decreased sales and fulfillment effort for support service periods of longer than one year. In the majority of the Company's contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as products revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have VSOE is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

        Third-party evidence ("TPE") of selling price is determined based on competitor prices for similar deliverables when sold separately. The Company establishes estimated selling prices ("ESP") for support services based on its normal pricing and discounting practices for support services. This ESP analysis requires that a substantial majority of the support services selling prices fall within a reasonably narrow pricing range, which is typically broader than the range used to evidence VSOE. The Company believes that this is the price that it would sell support services if support services were regularly sold on a stand-alone basis. However, the Company is typically not able to determine TPE for its products or services. Generally, the Company's go-to-market strategy differs from that of its peers and the Company's offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis.

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

        The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact during 2012, nor does the Company currently expect a material impact in the near term, from changes in VSOE or ESP.

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

        Prior to April 1, 2008, the Company allowed some customers to receive support services outside of the contractual terms. Accordingly, the Company deferred and recognized revenues on all transactions, except for transactions with one customer, ratably over the economic life of the products sold as the Company determined that this was the best estimate of the period of time over which the Company provided these support services. The one exception related to a customer for which the Company established VSOE for the related support contracts during the year ended December 31, 2007. Accordingly, the Company began to account for these support contracts as separate elements from the hardware sales.

        The Company estimated the economic life of the hardware to be three and a half years based on several factors such as: (1) the history of technology development of related products; (2) a Company-specific evaluation of product life cycles from both a sales and product development perspective; and (3) information on customer usage of the Company's products.

        On April 1, 2008, the Company ceased providing support services outside of the contractual terms. As a result, the Company began recognizing ratable revenues from sales in which VSOE for the related support services had not been established over the contractual support period and not the three and a half year economic life of the product. Also on April 1, 2008, the Company established VSOE for its support services to distributors. Accordingly, the Company recognized revenues from sales to distributors after this date and prior to January 1, 2011 using the residual method, assuming all revenue recognition criteria were met.

        On January 1, 2009, the Company established VSOE for all its remaining support services. Accordingly, the Company recognized revenues for other than support services for all sales made on and after January 1, 2009 and prior to January 1, 2011 using the residual method, assuming all revenue recognition criteria were met.

        Revenues for support services are recognized on a straight-line basis over the support period, which typically ranges from one year to five years.

        Shipping charges billed to customers are included in products revenues and the related shipping costs are included in costs of products revenues.

        Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

asset's estimated fair value. The Company has not written down any of its long-lived assets as a result of impairment during the years ended December 31, 2012, 2011 or 2010.

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. In August 2011, the Financial Accounting Standard Board ("FASB") approved an accounting standards update intended to simplify how an entity tests goodwill for impairment. The Company adopted this accounting standards update in the quarter ended June 30, 2012 for its annual impairment test. The amendment allows entities an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If its stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods. The Company performed the annual impairment test in June 2012 and determined that the goodwill was not impaired. As of December 31, 2012, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was required.

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

        The Company must assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2012, 2011 and 2010. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company's estimates, the carrying value of the Company's deferred tax assets could be materially impacted.

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

        Stock-Based Compensation—Compensation costs related to employee stock options that were either granted or modified during the years ended December 31, 2012, 2011 and 2010 are based on the fair value of the awards on the date of grant or modification, net of estimated forfeitures. The Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of the respective option grants.

        The Company accounts for stock options issued to non-employees based on the fair value of the awards also determined using the Black-Scholes option-pricing model. The fair value of stock options granted to non-employees is remeasured as the stock options vest, and the resulting change in value, if any, is recognized in the Company's consolidated statements of operations during the period the related services are rendered.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

        Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. During the years ended December 31, 2012 and 2011, the Company recorded bad debt expense of $44,000 and $143,000. There was no bad debt expense during the year ended December 31, 2010. The Company collected previously written-off bad debt expense of $54,000 and $61,000 during the years ended December 31, 2012 and 2010. Write-offs of previously reserved bad debts were approximately $110,000, $375,000 and $3,000 during the years ended December 31, 2012, 2011 and 2010.

        Comprehensive Loss—Comprehensive loss is comprised of net loss and other comprehensive income (loss). For the Company, other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on short-term investments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of comprehensive loss.

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

        Accrued warranty, which is included in accrued liabilities on the consolidated balance sheets, is summarized for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Accrued warranty balance—beginning of period	$662	$417	$194
Warranty costs incurred	(182)	(118)	(125)
Provision for warranty	390	363	348

Accrued warranty balance—end of period	$870	$662	$417

        Loss Contingencies—The Company is or has been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. The Company evaluates contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, the Company will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact its consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recently Issued Accounting Pronouncements

        In July 2012, the FASB issued an update for Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt this standard in the first quarter of 2013 and does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. Inventory

        Inventory as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31, 2012	December 31, 2011
Finished goods	$8,264	$5,670
Channel inventory	588	878

Inventory	$8,852	$6,548

4. Net Loss Per Share of Common Stock

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Net Loss Per Share of Common Stock (Continued)

        The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2012	2011	2010
Stock awards and stock options to purchase common stock*	4,498,964	3,958,951	2,787,933
Common stock subject to repurchase	—	104	2,996
Common stock warrants	3,192,250	2,723,957	4,033,452

*
Includes 171,070, 169,383 and 78,744 shares, which were expected to be issued pursuant to the Company's Employee Stock Purchase Plan as of December 31, 2012, 2011 and 2010, respectively, based on employee enrollment.

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

        Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level II instrument valuations are obtained from readily-available pricing sources for comparable instruments. The Company's cash equivalents and short-term investments are valued using market prices on active markets (Level I) and less active markets (Level II). Pricing is provided by third party sources of market information obtained through the Company's investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company's Level II securities include cash equivalents and available-for-sale securities, which consisted primarily of certificates of deposit, corporate debt, and government agency and municipal debt securities from issuers with high quality credit ratings. The Company's investment advisors obtain pricing data from independent sources, such as Standard & Poor's, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level II securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the years ended December 31, 2012 and 2011.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value of Financial Instruments (Continued)

        The Company paid off its earn-out consideration liability during the year ended December 31, 2012. The Company's earn-out consideration liability as of December 31, 2011 was classified within Level III of the fair value hierarchy. Level III assets and liabilities are valued using unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level III assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

        As of December 31, 2012, the Company's fair value hierarchy for its financial assets was as follows (in thousands):

	December 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level I)	Significant Other Observable (Level II)	Significant Unobservable (Level III)	Total Fair Value
Assets:
Money market funds	$15,084	$—	$—	$15,084

        As of December 31, 2011, the Company's fair value hierarchy for its financial assets and liabilities was as follows (in thousands):

	December 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level I)	Significant Other Observable (Level II)	Significant Unobservable (Level III)	Total Fair Value
Assets:
Money market funds	$30,027	$—	$—	$30,027
U.S. government securities	—	5,000	—	5,000
Liabilities:
Earn-out consideration liability	$—	$—	$300	$300

        The following table provides a summary of changes in fair value of the Company's earn-out consideration liability measured at fair value using significant unobservable inputs (Level III) for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Fair value-beginning of period	$300	$—
Fair value of earn-out at acqusition date	—	369
Adjustment to fair value	—	31
Earn-out consideration payment	(300)	(100)

Fair value-end of period	$—	$300

        The valuation of the earn-out consideration is discussed in Note 6.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value of Financial Instruments (Continued)

        At December 31, 2012 and 2011, the Company had zero and $5.0 million, respectively, of U.S. government securities which mature in less than one year and approximated cost.

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

        Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and identified intangible assets was the acquisition of an assembled workforce of experienced engineers, synergies in

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Acquisition of Identity Networks (Continued)

products, technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts.

        The Company has included the financial results of Identity in the Company's consolidated financial statements commencing at the acquisition date. No pro forma information was presented based on the determination that the acquisition is not significant to the Company's consolidated financial statements.

7. Intangible Assets

        Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. As of December 31, 2012, identifiable intangible assets were as follows (in thousands):

	As of December 31, 2012
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Developed technology	3 years	$630	$(280)	$350
Customer relationships	2 years	160	(107)	53

Total		$790	$(387)	$403

        As of December 31, 2011, identifiable intangible assets were as follows (in thousands):

	As of December 31, 2011
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Developed technology	3 years	$630	$(70)	$560
Customer relationships	2 years	160	(27)	133

Total		$790	$(97)	$693

        The Company recorded amortization expense related to these identified intangible assets in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2012	2011
Costs of products revenues	$210	$70
Sales and marketing	80	27

Total amortization expense	$290	$97

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets (Continued)

        As of December 31, 2012, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2013	$263
2014	140

Total	$403

8. Cost Method Investments

        During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company and a member of the Company's board of directors prior to the Company's 2012 shareholder meeting. Dr. Bharghavan was not nominated for re-election and is no longer a member of the Company's board of directors as of May 2012.

        The Company uses the cost method to account for this investment due to (i) the Company's investment representing approximately 13% equity ownership of the investee (ii) Dr. Bharghavan, who is the co-founder of the investee, transitioned from his day to day role as the Company's Chief Technology Officer during the year ended December 31, 2011, and (iii) Dr. Bharghavan, who was a member of the Company's board of directors, ceased receiving any cash compensation for his role as an executive of the Company as of May 2011. Dr. Vaduvur Bharghavan is no longer a member of the Company's board of directors as of May 2012. The Company does not have the ability to exercise significant influence over the investee's operating and financial policies.

        Equity investments, especially equity investments in private companies are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment. In the event that the fair value of the investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. there were no indicators of impairment in 2012 or 2011. The Company has not elected the fair value option for this investment.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Property and Equipment, net

        Property and equipment, net as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31, 2012	December 31, 2011
Computer equipment and software	$4,890	$3,952
Furniture and fixtures	133	94
Leasehold improvements	1,396	500

Property and equipment, gross	6,419	4,546
Less accumulated depreciation and amortization	(3,946)	(3,070)

Property and equipment, net	$2,473	$1,476

        Depreciation expense was $0.9 million, $0.6 million and $0.6 million during the years ended December 31, 2012, 2011 and 2010.

10. Accrued Liabilities

        Accrued liabilities as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued compensation and benefits	$4,757	$4,310
Accrued commissions	2,341	1,882
Accrued inventory	599	163
Sales returns reserve	161	125
Accrued professional service fees	66	547
Reserve for product warranty	870	662
Income tax payable	290	478
Accrued employee stock purchase plan	195	274
Earn-out consideration for Identity Networks	—	300
Other	3,774	3,653

	$13,053	$12,394

        Accrued compensation and benefits as of December 31, 2011 included approximately $0.8 million related to a transitional employment agreement with the Company's former Chief Executive Officer in 2011.

11. Borrowings

        In June 2012, the Company entered into a loan and security agreement (the "VLL Agreement"), with Venture Lending and Leasing VI, Inc. ("VLL"), that provided the Company with a loan for up to $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations on the Company's ability to obtain additional debt and acquire, merge or consolidate with other businesses. As of December 31, 2012, the Company was in compliance with all of its loan covenants.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Borrowings (Continued)

        The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million at the earlier occurrence of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded $0.5 million as additional interest expense during 2012 relating to the $2.0 million payment and will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

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

        In connection with the VLL Agreement, the Company issued VLL a warrant to purchase 468,293 shares of the Company's common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. See further discussion of the valuation of the warrant in Note 13. In addition, debt issuance costs paid of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded $169,000 to interest expense, net related to the debt discounts during the year ended December 31, 2012. As of December 31, 2012, the remaining unamortized amount of the debt discounts was $377,000, of which $210,000 was classified as a current debt discount.

        The scheduled principal payments for the Company's long-term debt as of December 31, 2012 are as follows (in thousands):

Long-term Debt
Fiscal Years:
2013	$3,407
2014	3,839
2015	2,827

Total	10,073
Less: unamortized discounts	(377)
Less: current portion	(3,197)

Long-term debt, net of current portion	$6,499

        In January 2007, the Company entered into a debt agreement that provided the Company with up to $6.5 million in debt financing in the form of a loan of $1.5 million and a working capital line of credit of $5.0 million. This debt agreement was later amended to increase the working capital line of credit up to $7.0 million based on eligible accounts receivable. The Company also entered into a term agreement to provide an additional loan of $15.0 million. The Company paid off this debt in 2011. All

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Borrowings (Continued)

of the debt agreements are collateralized by substantially all of the Company's assets. In connection with these loan agreements in November 2007, the Company issued to the lender a warrant to purchase a total of 76,922 shares of the Company's common stock. The warrant was exercisable upon issuance, had an exercise price of $8.32 per share, and was fully exercised utilizing a cashless exercise provision in 2010. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $456,000. The debt discount was amortized to interest expense over the repayment period for the loan. The amortization expense related to the debt discount for the bank borrowings was $44,000 and $0.1 million during the years ended December 31, 2011 and 2010.

        The Company drew $6.9 million on the line of credit in March 2012 and paid off the $6.9 million outstanding under the line of credit in May 2012. On July 31, 2012, the Company renewed the line of credit for twelve months. The debt agreement is collateralized by substantially all of the assets and intellectual property of the Company, with first priority liens relative to the VLL Agreement, on accounts receivable, loan proceeds and the Company's cash. As of December 31, 2012, the working capital line of credit bore interest at the lenders' prime rate. The maximum amount available under this line of credit is based on eligible accounts receivable up to a maximum of $7.0 million, subject to an overall aggregate total outstanding borrowing limit under the VLL Agreement of $20.0 million. The VLL Agreement also provides that the Company is limited to borrowings under the line of credit for a period of no more than three business days before and after the end of the quarter, until the Company is able to achieve two consecutive quarters of increasing profitability of at least $1.0 million per quarter (based on non-GAAP income, excluding stock based compensation and other non-cash items), so long as the Company maintains such profitability and subject to the overall aggregate borrowing limit of $20.0 million. As of December 31, 2012 and 2011, the total amount outstanding under the line of credit was zero. As of December 31, 2012 and 2011, the Company had unused amounts under the line of credit of up to $7.0 million.

12. Commitments and Contingencies

  Legal Matters

        On April 13, 2012, the Company and Extricom Ltd. ("Extricom") entered into a settlement, license and release agreement (the "Extricom Agreement"). Pursuant to the Extricom Agreement, the Company and Extricom each agreed to:

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

        As part of the Extricom Agreement, the Company paid Extricom $2.4 million in April 2012.

        In evaluating the accounting treatment for this transaction, the Company identified the following specific items the Company received from the Extricom Agreement: (1) release of past infringement claims and (2) a license to Extricom technology. The Company does not believe the Extricom license will provide future value as the Company does not plan to utilize the underlying technology in any future product development. In addition, the Extricom Agreement released and avoided certain

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

litigation for the Company, but provided no other future benefits to the Company. Therefore, the Company expensed the full $2.4 million in the first quarter of the year ended December 31, 2012.

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

        In evaluating the accounting treatment for this transaction, the Company identified the following specific items the Company received from the Motorola License Agreement: (1) release of past infringement claims, (2) covenant by Motorola not to sue, and (3) limited license to certain Motorola technology. The Company does not believe this Motorola License Agreement will provide future value as the Company does not plan to utilize the underlying technology in any future product development or sales. The Motorola License Agreement released and avoided certain potential litigation for the Company, but provided no other future benefits to the Company. Therefore, the Company expensed the full $7.3 million in the second quarter of the year ended December 31, 2011.

        Operating Leases—The Company leases approximately 44,000 square feet office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2015. In addition, the Company leases approximately 35,000 square feet space for a research and development facility in Bangalore, India pursuant to an operating lease that expires in 2016, which is noncancelable prior to 2014. The Company has the option to renew the lease for an additional five years. The Company also leases office space for sales offices in multiple locations around the world under noncancelable operating leases that expire at various dates.

Operating Leases
Fiscal Years:
2013	$1,446
2014	1,121
2015	132

Total	$2,699

        Rent expense related to these noncancelable operating leases was $2.1 million, $1.6 million, and $1.3 million for the years ended December 31, 2012, 2011 and 2010. Rent expense is recognized on a

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

straight-line basis over the term of the lease. Other commitments as of December 31, 2012 totaled approximately $6.8 million and consisted of inventory and other non-cancelable purchase obligations, which are due within the next 12 months.

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

        In May 2010, Extricom Ltd., filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. The litigation was dismissed after the parties entered into a settlement, license and release agreement on April 13, 2012, in which the Company agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., and the Company and Extricom Ltd. each agreed to a cross-license of each other's patents in exchange for a full release and settlement of the litigation.

        In October 2010, a complaint was filed by EON Corp. IP Holdings LLC against the Company as well as numerous other defendants, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges infringement by the defendants of U.S. Patent 5,592,491. The Company's initial attempts at informally resolving the action were unsuccessful. The defendants filed a joint motion to transfer the case to the Northern District of California, and on January 9, 2012, the Texas court granted the motion to transfer. On August 13, 2012, the Company answered EON's second amended complaint, denying the allegations, and asserting that the EON patent is not infringed and is invalid. The case is currently pending before the Honorable Jon S. Tigar. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on the Company's business, results of operations, cash flows and financial position.

        In May 2011, Linex Technologies, Inc. filed suit against the Company and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents 6,757,322 ("'322 patent") and RE42,219 ("'219 patent"). On June 2, 2011, the United States International Trade Commission ("ITC") instituted a Section 337 Investigation, based on allegations that Linex's '322 and '219 patents are infringed by 802.11n products imported and sold by the Company—as well as by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. After Linex voluntarily terminated the Investigation, Linex restarted litigation in Delaware. The defendants filed a motion to transfer the case to the Northern District of California, which was granted on January 7, 2013. The case is now pending before the Honorable Claudia Wilken. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on the Company's business, operating results, cash flows or financial position.

        On August 15, 2012, ReefEdge Networks, LLC ("ReefEdge") filed separate suits against the Company and various other defendants, including, Cisco Systems, Aruba Networks, Dell Computers, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. The Company filed its

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

answer to the complaint on October 8, 2012. No case schedule has been set for this action. At this time, the Company is unable to determine the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on the Company's business, operating results, cash flows or financial position.

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

13. Warrants for Common Stock and Convertible Preferred Stock

Common Stock

        As discussed in Note 11, the Company issued a warrant to purchase 468,293 shares of the Company's common stock in connection with the VLL Agreement entered into in June 2012. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions:

June 2012
Dividend rate	0%
Risk-free interest rate	0.7%
Expected life (in years)	5
Expected volatility	59.1%

        The relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. As of December 31, 2012, this warrant has not been exercised and was still outstanding.

        In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant. These common stock warrants are exercisable, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the years ended 2011 and 2010, warrants to purchase 1,265,293 and 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 548,125 shares and 19,072 shares of common stock. There were no exercises in 2012. As of December 31, 2012, the remaining warrants to purchase 2,723,957 shares of common stock

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Warrants for Common Stock and Convertible Preferred Stock (Continued)

at a weighted average exercise price of $10.76 per share have not been exercised and were still outstanding.

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

        These common stock warrants were amended to remove the cash redemption feature and the other variable terms outside of the Company's control effective upon the closing of the Company's IPO which occurred on April 6, 2010. The change in fair value of the warrants resulted in a charge through other income (expense), net in the amount of approximately $30.6 million during the year ended December 31, 2010. Upon the closing of the Company's IPO, these warrants were remeasured and the related fair value was reclassified to additional paid-in capital.

Series E

        During 2008 and 2009, the Company issued warrants to purchase 4,510,843 shares of Series E convertible preferred stock. The Series E warrants were exercisable immediately and had an exercise price equal to $0.70 per share. The relative fair value of the Series E warrants in the amount of $1.2 million was recorded in the consolidated balance sheets as a warrant liability upon issuance and, subsequently, the fair value of the warrant liability from the Series E warrants was remeasured at each period end. The change in fair value of the warrants resulted in a charge to other income (expense), net in the amount of $2.7 million during the year ended December 31, 2010.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Warrants for Common Stock and Convertible Preferred Stock (Continued)

Series B

        In 2005, the Company issued a warrant to purchase 541,346 shares of Series B convertible preferred stock ("Series B warrant"). The Series B warrant was exercisable upon issuance and had an exercise price equal to $0.74 per share. The relative fair value of the Series B warrant of $503,000 was recorded in the consolidated balance sheets as a warrant liability and debt discount. The fair value of the warrant liability for the Series B warrant was remeasured at each period end. As of April 6, 2010, all of the Company's convertible preferred stock converted into shares of common stock upon the closing of the Company's IPO. Following the conversion of the convertible preferred stock, the Series B warrant became a warrant to purchase 44,202 shares of common stock. Prior to the conversion of the convertible preferred stock, the change in fair value of the warrant resulted in a charge through other income (expense), net in the amount of $344,000 during the year ended December 31, 2010.

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

14. Equity Incentive Plans

        The Company's equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants. In March 2010, the Company's board of directors and its stockholders approved the 2010 Stock Incentive Plan (the "2010 Plan"). A total of 1,846,154 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the Company's 2002 Stock Incentive Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company's initial public offering ("IPO") on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units and stock appreciation rights. The number of shares reserved for issuance under the 2010 Plan will be increased on the first day of each of the Company's fiscal years by the lesser of 4% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year or the number of shares determined by the board of directors. In 2011, shares equal to 4% of the outstanding shares of the Company on December 31, 2010, or 653,512 shares, were registered and reserved for issuance under the 2010 Plan. In addition, an amendment to the Company's 2010 Plan to add an additional 700,000 shares to the number of shares of common stock authorized for issuance under the Company's 2010 Plan was approved at the Company's 2011 shareholder meeting. In 2012, shares equal to 4% of the outstanding shares of the Company on December 31, 2011, or 706,982 shares, were registered and reserved for issuance under the 2010 Plan.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans (Continued)

        The Company's stock-based compensation expense was $7.5 million, $6.2 million and $3.8 million during the years ended December 31, 2012, 2011 and 2010. The total stock-based compensation expense consisted of stock-based compensation expense for stock options and awards granted to employees of $7.5 million, $6.2 million and $3.8 million and non-employees of zero, $2,000 and $46,000 for the years ended December 31, 2012, 2011 and 2010.

  Determining Fair Value of Stock Options

        The fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

        Expected Volatility—The expected volatility was based on the historical stock volatilities of the Company's historical data with that of a peer group of publicly listed companies over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own common stock.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans (Continued)

        Summary of Assumptions—The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Dividend rate	0%	0%	0%
Risk-free interest rate	0.9%	1.3%	2.7%
Expected life (in years)	4.9	5.1	5.6
Expected volatility	61.8%	57.9%	60.5%

        The weighted-average grant date fair value of the Company's stock options granted during the years ended December 31, 2012, 2011 and 2010 was $2.88, $4.96 and $7.76 per share. The aggregate grant date fair value of the Company's stock options granted to employees for the years ended December 31, 2012, 2011 and 2010 was $6.8 million, $6.8 million and $6.3 million. The Company recognized stock-based compensation expense in the amount of $3.5 million, $3.4 million and $2.8 million for stock options in the years ended December 31, 2012, 2011 and 2010.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans (Continued)

        A summary of the Company's stock option activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2010	196,803	2,190,173	$5.82
Additional options authorized	2,307,692	—
Options granted	(844,565)	844,565	11.05
Restricted stock granted	(255,372)	—	—
Repurchased	370	—	—
Forfeited options	227,241	(227,241)	8.80
Forfeited restricted stock	6,163	—	—
Exercised	—	(346,953)	4.15

Outstanding—December 31, 2010	1,638,332	2,460,544	7.58
Additional options authorized	1,353,512	—	—
Options granted	(1,377,825)	1,377,825	9.85
Restricted stock granted	(550,968)	—	—
Repurchased	1,187	—	—
Forfeited options	193,473	(193,473)	9.09
Forfeited restricted stock	54,318	—	—
Exercised	—	(504,613)	4.11

Outstanding—December 31, 2011	1,312,029	3,140,283	9.04
Additional options authorized	706,982	—	—
Options granted*	(1,776,682)	1,776,682	3.09
Inducement option granted	—	600,000	4.62
Restricted stock granted	(620,259)	—	—
Cancelled options**	1,939,838	(1,939,838)	9.66
Restricted stock returned	190,560	—	—
Exercised options	—	(61,175)	1.21

Outstanding—December 31, 2012	1,752,468	3,515,952	$5.07	8.2	$396

Vested and expected to vest—December 31, 2012		2,575,503	$5.19	7.9	$306
Vested—December 31, 2012		985,001	$7.67	5.4	$59

*
Includes options to purchase 692,682 shares of common stock, which were issued pursuant to the Company's Exchange Offer program.

**
Includes options to purchase 960,443 shares of common stock, which were cancelled pursuant to the Company's Exchange Offer program.

        During the first quarter of 2012, the Company granted options to purchase 600,000 shares of common stock to Dr. Bami Bastani, chief executive officer ("CEO"), under the Inducement Stock Option Plan and Agreement, which is separate from the 2010 Plan, as a material inducement to the

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans (Continued)

acceptance of employment with the Company. The grant was approved by the Company's compensation committee of the board of directors, as specified under the Listing Rules of the Nasdaq Stock Market.

        The aggregate intrinsic value of options exercised under the 2010 Plan was $0.1 million, $7.6 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, determined as of the date of option exercise.

        Additional information regarding the Company's stock options outstanding and vested as of December 31, 2012 is summarized below:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
$0.91 - $2.17	393,715	9.2	$1.66	50,112	$1.66
$2.18 - $4.33	1,230,949	9.5	$3.41	53,306	$3.41
$4.34 - $6.50	1,080,400	8.4	$4.92	236,144	$4.92
$6.51 - $8.67	533,213	5.1	$7.86	449,989	$7.86
$8.68 - $21.68	277,675	6.0	$12.52	195,450	$12.89

	3,515,952	8.2	$5.07	985,001	$7.67

        As of December 31, 2012, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $8.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

        Exchange Offer—On July 26, 2012, the Company commenced an offer to eligible employees to exchange certain options to purchase shares of the Company's common stock outstanding on July 26, 2012, which had an exercise price greater than $2.00 per share (the "Eligible Options"), that were granted under the Company's 2002 Stock Incentive Plan or the 2010 Plan and that do not vest upon the achievement of certain performance criteria for new nonqualified stock options to be granted under the 2010 Plan (the "New Options") following the expiration of the offer. The Company's CEO and its non-employee directors were not eligible to participate in the offer. Eligible Options tendered were exchanged for an equal number of New Options, except that certain eligible officers received a lesser number of New Options, depending on the exercise price of the Eligible Options tendered. Options to purchase 960,443 shares of common stock (the "Exchanged Options") were cancelled and exchanged for options to purchase 692,682 shares of common stock with a new vesting schedule of 25% vest after the first year of service, and ratably monthly over the remaining 36 months contingent upon the employment with the Company on the date of vest. The offer expired on August 22, 2012. The New Options were granted following the expiration of the offer with an exercise price of $3.40 per share, the closing price of the Company's stock as reported by the Nasdaq Global Market on August 23, 2012. This modification resulted in an incremental charge of $0.5 million being amortized over the 4-year service period of the New Options in addition to the unamortized expense related to the Exchanged Options.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans (Continued)

        Restricted Stock Awards and Restricted Stock Units—The Company issued restricted stock awards ("RSAs") and restricted stock units ("RSUs") to employees and members of the board of directors. These restricted shares will vest from three months to four years from the date of issuance if the employees or directors, as applicable, remain with the Company for the duration of the vesting period. Some RSUs are performance based awards; therefore, the vesting of these RSUs is subject to the achievement of specific performance metrics in addition to continued service. The Company recognized stock-based compensation in the amount of $3.6 million, $2.2 million and $0.4 million for the RSAs and RSUs in the years ended December 31, 2012, 2011 and 2010.

        A summary of the Company's RSA activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2010	—	$—	$—
Restricted stock awards granted	30,572	17.34
Restricted stock awards released	(564)	17.70
Restricted stock awards forfeited	(3,713)	18.69

Outstanding—December 31, 2010	26,295	17.15
Restricted stock awards granted	—	—
Restricted stock awards released	(22,695)	17.69
Restricted stock awards forfeited	—	—

Outstanding—December 31, 2011	3,600	13.73
Restricted stock awards granted	—	—
Restricted stock awards released	(1,200)	13.73
Restricted stock awards forfeited	—	—

Outstanding—December 31, 2012	2,400	$13.73	$6

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans (Continued)

        A summary of the Company's RSU activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2010	—	$—	$—
Restricted stock units granted	224,800	15.13
Restricted stock units released	—	—
Restricted stock units forfeited	(2,450)	15.13

Outstanding—December 31, 2010	222,350	15.13
Restricted stock units granted	550,968	11.76
Restricted stock units released	(73,315)	15.86
Restricted stock units forfeited	(54,318)	15.36

Outstanding—December 31, 2011	645,685	12.24
Restricted stock units granted	720,259	3.93
Restricted stock units released	(448,327)	7.78
Restricted stock units forfeited	(108,075)	12.26

Outstanding—December 31, 2012	809,542	$7.32	$2,145

        During the first quarter of its fiscal year 2012, the Company granted to Dr. Bami Bastani, CEO, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, which are separate from the 2010 Plan, as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company's compensation committee of the board of directors, as specified under the Listing Rules of the Nasdaq Stock Market.

        The weighted average fair value as of the vesting date of RSUs was $7.78 and $15.86 for 2012 and 2011. The majority of the RSUs that vested in the years ended December 31, 2012 and 2011 were net-share settled such that the Company withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company's closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the year ended December 31, 2012, 448,327 shares of restricted stock units vested with an intrinsic value of approximately $1.3 million. The Company withheld 77,778 shares to satisfy approximately $0.3 million of employees' minimum tax obligation on the vested restricted stock units. For the year ended December 31, 2011, 73,315 shares of restricted stock units vested with an intrinsic value of approximately $0.6 million. The Company withheld 18,375 shares to satisfy approximately $0.1 million of employees' minimum tax obligation on the vested restricted stock units.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans (Continued)

        Common Stock Subject to Repurchase—Prior to the IPO, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase these options at the original purchase price paid by the employee for any unvested (but issued) shares of common stock upon the termination of the employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability on the consolidated balance sheets. The shares and liability are reclassified into equity on a pro rata basis as the options vest. The shares subject to repurchase are not deemed to be issued for accounting purposes until those shares vest.

        The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the years ended December 31, 2012, 2011 and 2010 are as follows:

Shares
Unvested shares—January 1, 2010	7,051
Exercise of options prior to vesting during the period	3,373
Vesting of options exercised early during the period	(7,058)
Options repurchased during the period	(370)

Unvested shares—December 31, 2010	2,996
Vesting of options exercised early during the period	(1,705)
Options repurchased during the period	(1,187)

Unvested shares—December 31, 2011	104
Vesting of options exercised early during the period	(104)

Unvested shares—December 31, 2012	—

        Stock Option Activity for Non-employee Consultants—During the years ended December 31, 2011 and 2010, the Company issued options to non-employees for the purchase of 2,000 and 28,653 shares of common stock in exchange for services. The Company did not issue options to purchase common stock to non-employees in 2012. These options were issued with an exercise price of $5.54 per share during the year ended December 31, 2011 and $9.10 per share during the year ended December 31, 2010. These options generally vest monthly over three months to four years. The Company accounts for non-employee consultant options based on the fair value of the awards as they vest. The options were valued using the Black-Scholes option-pricing model using the remaining contractual term as the expected term.

        During the year ended December 31, 2010, the remaining unvested shares of a non-employee grant in the amount of 25,072 shares were cancelled in connection with the consultant becoming a director of the Company. In exchange for the cancellation of these options, the director was granted stock options and restricted stock awards with a total grant date fair value of $372,000 which resulted in an incremental value of $112,000. The total fair value of the options and restricted stock awards will be recognized as stock-based compensation over vesting periods of seven months to four years.

        Total stock-based compensation related to non-employees amounted to zero, $2,000 and $46,000 for the years ended December 31, 2012, 2011 and 2010.

        Employee Stock Purchase Plan—In March 2010, the Company's board of directors approved the 2010 Employee Stock Purchase Plan ("ESPP"). A total of 730,770 shares of common stock were

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans (Continued)

reserved for future issuance under the ESPP, which became effective upon the closing of the Company's IPO. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company's common stock at the beginning of the offering period or 85% of the market value of the Company's common stock on the last trading day of the applicable offering period. On the first day of each of the Company's fiscal years, beginning on January 1, 2011, shares equal to the lesser of one percent (1%) of the outstanding shares of the Company on such date or a lesser amount determined by the Company's board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010. In 2011, shares equal to one percent (1%) of the outstanding shares of the Company on January 1, 2011, or 163,378 shares, were registered and reserved for issuance under the ESPP. In 2012, shares equal to one percent (1%) of the outstanding shares of the Company on January 1, 2012, or 176,746 shares, were registered and reserved for issuance under the ESPP.

        The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Dividend rate	0%	0%	0%
Risk-free interest rate	0.2%	0.1%	0.2%
Expected life (in years)	0.7	0.5	0.7
Expected volatility	89.7%	56.5%	62.0%

        The Company recognized compensation expense related to the ESPP in the amount of $0.4 million, $0.6 and $0.6 million for the years ended 2012, 2011 and 2010. The Company issued 356,388 shares of common stock for $0.6 million, 178,150 shares of common stock for $1.3 million and 93,307 shares of common stock for $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had 443,049 shares of its common stock available for future issuance under the ESPP as of December 31, 2012.

15. Income Taxes

        The Company's loss before provision for income taxes for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Domestic	$(32,502)	$(27,670)	$(37,176)
International	1,963	1,387	824

Loss before provision for income taxes	$(30,539)	$(26,283)	$(36,352)

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        The components of the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Current
Federal	$—	$—	$—
State	25	9	14
Foreign	524	402	240

Total current	549	411	254

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$549	$411	$254

        Reconciliations of the statutory federal income tax to the Company's effective tax for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Tax at statutory federal rate	$(10,383)	$(8,938)	$(12,361)
State tax—net of federal benefit	(1,553)	(1,302)	(1,728)
Nondeductible expenses	1,279	1,201	13,630
Foreign income rate differential	(698)	(484)	(289)
Foreign tax	486	402	238
Credits	(347)	(1,190)	(523)
Other	(596)	519	341
Valuation allowance changes affecting the tax provision	12,361	10,203	946

Provision for income taxes	$549	$411	$254

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        Net deferred tax assets as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Depreciation and amortization	$9,948	$9,733
Accruals and other	13,239	9,984
Research credits	5,336	4,990
Net operating loss carryforward	55,290	46,745

Gross deferred tax asset	83,813	71,452
Valuation allowance	(83,813)	(71,452)

Net deferred tax assets	$—	$—

        A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets at December 31, 2012 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

        The valuation allowance increased by $12.4 million, $10.2 million, and $2.8 million during the years ended December 31, 2012, 2011, and 2010.

        At December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $147.5 million and $141.1 million, respectively, beginning to expire in 2022 and 2012, respectively.

        As of December 31, 2012 the Company has federal and state research credit carryovers of approximately $3.7 million and $4.0 million, respectively, expiring beginning in 2022 for federal. California credits will carryforward indefinitely. In January 2013, The American Taxpayers Relief Act of 2012 reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of this new legislation, the Company is expected to recognize an increase in its federal tax credit carryforward of $0.2 million during the three months ended March 31, 2013.

        As of December 31, 2012, the Company has a foreign tax credit carryover of $0.6 million expiring beginning in 2018.

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

        The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practical.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

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

        As of December 31, 2012, the Company had $2.1 million of cumulative unrecognized tax benefits of which $0.2 million has an effect on the Company's effective tax rate.

        A reconciliation of the beginning and ending unrecognized tax benefit amounts since adoption is as follows (in thousands):

Balance at January 1, 2010	$1,466
Increase related to 2010 tax position	119

Balance at December 31, 2010	1,585
Increase related to 2011 tax position	364

Balance at December 31, 2011	1,949
Increase related to 2012 tax position	134

Balance at December 31, 2012	$2,083

16. Employee Benefit Plan

        The Company has established a 401(k) tax-deferred savings plan (the "401(k) Plan") which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan and has made no contributions to the 401(k) Plan since inception.

17. Related-Party Transactions

        The Company invested in a private company that is a related party. The investee is co-founded by Dr. Vaduvur Bharghavan, who was a member of the Company's board of directors. The total investment in this related party amounted to $1.3 million in 2011. See Note 8 for further discussion of this investment.

        The Company has a reseller in Japan that is a related party. This reseller owned shares of the Company's stock during the years ended December 31, 2012, 2011 and 2010. The total revenue from this related party amounted to $0.7 million, $0.9 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010. Accounts receivable from the reseller were $16,000 and $74,000 as of December 31, 2012 and 2011.

        The Company has a distributor in Japan who owned shares of the Company's stock during the years ended December 31, 2012, 2011 and 2010. The total revenue from this related party amounted to $1.9 million, $1.0 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010. Accounts receivable from this distributor were zero and $58,000 as of December 31, 2012 and 2011.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Information about Geographic Areas

        The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the CEO. The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure which is the development and marketing of wireless infrastructure solutions.

        Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

Revenues

	Years ended December 31,
	2012	2011	2010
United States	$50,443	$49,908	$54,072
United Kingdom	21,476	11,031	5,145
Rest of EMEA	11,077	13,051	13,281
Rest of Americas	5,373	7,699	7,187
Asia Pacific	9,141	8,782	5,319

Total	$97,510	$90,471	$85,004

Long-Lived Assets

        The following table sets forth long-lived assets by geographic area (in thousands):

	December 31, 2012	December 31, 2011
United States	$1,328	$1,312
India	1,131	141
Japan	14	23

Total	$2,473	$1,476

19. Subsequent event

        On February 27, 2013, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with William Blair & Company, L.L.C (the "Underwriter"), pursuant to which the Company agreed to offer and sell up to 3,000,000 shares of its common stock, par value $0.0005 per share, at a price of $4.00 per share (the "Offering"). Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase an additional 450,000 shares of the Company's common stock to cover overallotments, if any. On March 4, 2013, the Company completed the sale of 3,450,000 shares of its common stock and received $13.8 million in gross proceeds from the offering before underwriting discounts, commissions and offering expenses.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation and supervision of our CEO and our chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the audit committee of our board of directors.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our Proxy Statement for our 2013 annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our Proxy Statement for our 2013 annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see "Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to our Proxy Statement for our 2013 annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

        Schedule II "Valuation and Qualifying Accounts" should be read in conjunction with the Consolidated Financial Statements included in this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$134	$366	$430
Charged to costs and expenses	44	143	—
Recovery of bad debt	(54)	—	(61)
Bad debt write-offs	(110)	(375)	(3)

Ending balance	$14	$134	$366

          (3)    Exhibits:    the exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2013

MERU NETWORKS, INC.
By:	/s/ DR. BAMI BASTANI Dr. Bami Bastani President, Chief Executive Officer and Director (Principal Executive Officer)
MERU NETWORKS, INC.
By:	/s/ BRETT T. WHITE Brett T. White Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Bami Bastani and Brett White, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. BAMI BASTANI Dr. Bami Bastani	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2013
/s/ BRETT WHITE Brett White	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2013
/s/ HAROLD COPPERMAN Harold Copperman	Director	March 20, 2013

Name	Title	Date

/s/ CHUCK KISSNER Chuck Kissner	Director	March 20, 2013
/s/ STANLEY MERESMAN Stanley Meresman	Director	March 20, 2013
/s/ NICHOLAS MITSAKOS Nicholas Mitsakos	Director	March 20, 2013
/s/ BARRY NEWMAN Barry Newman	Director	March 20, 2013
/s/ WILLIAM QUIGLEY William Quigley	Director	March 20, 2013

EXHIBIT INDEX

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto	S-1/A	333-163859	3.1(b)	March 12, 2010

3.2		Form of Amended and Restated Bylaws of Registrant	S-1/A	333-163859	3.2(b)	March 12, 2010

4.1		Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010

4.2		Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010

4.3		Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010

4.4		Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010

4.5		Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010

4.6		Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010

4.7		Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010

4.8		Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010

4.9		Warrant to Purchase Shares of Common Stock of Meru Networks, Inc. issued to Venture Lending & Leasing VI, LLC	8-K	001-34659	10.3	June 7, 2012

4.10		Form of Senior Indenture	S-3/A	333-183726	4.13	October 12, 2012

4.11		Form of Subordinated Indenture	S-3/A	333-183726	4.14	October 12, 2012

10.01	*	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010

10.02	*	Form of Severance and Change of Control Agreement	10-Q	001-34659	10.5	November 8, 2011

10.03	*	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010

10.04	*	Meru Networks, Inc. 2010 Stock Incentive Plan, as amended	8-K	001-34659	99.01	June 10, 2011

10.05	*	Forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement for 2010 Stock Incentive Plan	S-8	333-168631	99.1	August 6, 2010

10.06	*	2002 Stock Incentive Plan and form of agreements thereunder	S-1	333-163859	10.2	December 18, 2009

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.07	*	Transitional Employment Agreement	8-K	001-34659	10.01	October 6, 2011

10.08	*	Advisory Service Agreement between Ihab Abu-Hakima and Meru Networks, Inc.	8-K	001-34659	10.02	March 2, 2012

10.09	*	Employment Offer Letter with Dr. Bami Bastani	8-K	001-34659	10.01	March 22, 2012

10.10	*	Amendment No. 1 to March 19, 2012 Offer Letter with Dr. Bami Bastani	10-Q	001-34659	10.01	May 4, 2012

10.11	*	Severance and Change of Control Agreement with Dr. Bami Bastani	8-K	001-34659	10.02	March 22, 2012

10.12	*	Inducement Stock Option Plan and Agreement	S-8	331-180226	4.06	March 22, 2012

10.13	*	Service-based restricted stock unit plan and agreement	S-8	331-180226	4.07	March 22, 2012

10.14	*	Performance-based restricted stock unit plan and agreement	S-8	331-180226	4.08	March 22, 2012

10.15	*	2013 Management Bonus Plan	8-K	001-34659	10.01	January 29, 2013

10.16	*	2013 Sales Executive Bonus Plan	8-K	001-34659	10.02	January 29, 2013

10.17	*	2012 Management Bonus Plan	8-K	001-34659	10.02	March 2, 2012

10.18	*	Amended 2012 Management Bonus Plan	8-K	001-34659	10.1	June 27, 2012

10.19	*	Amended 2012 Sales Executive Bonus Plan	8-K	001-34659	10.2	June 27, 2012

10.20	*	Separation Agreement between Carl Gustin and Meru Networks, Inc.	10-Q	001-34659	10.03	November 8, 2012

10.21		Loan and Security Agreement, dated as of June 6, 2012, between Meru Networks, Inc. and Venture Lending and Leasing VI, Inc.	8-K	001-34659	10.1	June 7, 2012

10.22		Supplement to the Loan and Security Agreement dated as of June 6, 2012 between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.2	June 7, 2012

10.23		Intellectual Property Security Agreement, dated as of June 6, 2012 by and between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.4	June 7, 2012

10.24		Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010

10.25		Patent Cross License Agreement	8-K	001-34659	10.01	June 16, 2011

10.26		Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010

10.27		Loan and Security Agreement by and between Meru Networks, Inc. and Silicon Valley Bank, dated January 29, 2007, as amended	8-K	001-34659	10.01	February 27, 2013

21.1		Subsidiaries of Meru Networks, Inc.					x

23.1		Consent of Independent Registered Public Accounting Firm					x

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x

101.CAL	XBRL Taxonomy Calculation Linkbase Document					x

101.LAB	XBRL Taxonomy Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

*
Indicates management contract or compensatory plan or arrangement.