Form 10-Q
period 2013-03-31
MERU NETWORKS INC
filed 2013-05-14
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares of the issuer’s common stock, par value $0.0005, outstanding as of April 26, 2013 was 22,102,000.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,620	$22,855
Accounts receivable, net	10,070	15,040
Inventory	8,147	8,852
Prepaid expenses and other current assets	698	884
Total current assets	54,535	47,631
Property and equipment, net	2,325	2,473
Goodwill	1,658	1,658
Intangible assets, net	331	403
Other assets	2,024	2,024
TOTAL ASSETS	$60,873	$54,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,923	$3,027
Accrued liabilities	10,966	13,053
Long-term debt, current portion	3,321	3,197
Deferred revenue, current portion	11,454	12,183
Total current liabilities	28,664	31,460
Long-term debt, net of current portion	5,625	6,499
Deferred revenue, net of current portion	5,651	6,107
Other liabilities	740	530
Total liabilities	40,680	44,596

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 22,080,340 and 18,463,968 shares issued and outstanding as of March 31, 2013 and December 31, 2012	11	9
Additional paid-in capital	277,061	262,887
Accumulated other comprehensive loss	(291)	(298)
Accumulated deficit	(256,588)	(253,005)
Total stockholders’ equity	20,193	9,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,873	$54,189

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Products	$20,590	$15,803
Support and services	4,103	3,558
Ratable products and services	42	50
Total revenues	24,735	19,411
COSTS OF REVENUES:
Products	7,317	5,454
Support and services	1,776	1,455
Ratable products and services	22	31
Total costs of revenues*	9,115	6,940
Gross margin	15,620	12,471
OPERATING EXPENSES:
Research and development*	3,688	3,871
Sales and marketing*	11,420	15,574
General and administrative*	3,285	5,033
Litigation reserve	—	2,350
Total operating expenses	18,393	26,828
Loss from operations	(2,773)	(14,357)
Interest expense, net	(610)	(29)
Other income (expense), net	(62)	28
Loss before provision for income taxes	(3,445)	(14,358)
Provision for income taxes	138	129
Net loss	$(3,583)	$(14,487)

Net loss per share of common stock:
Basic and diluted	$(0.18)	$(0.82)

Shares used in computing net loss per share of common stock:
Basic and diluted	19,570,769	17,701,126

* Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2013	2012
Costs of revenues	$45	$96
Research and development	158	355
Sales and marketing	537	855
General and administrative	714	926

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(3,583)	$(14,487)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	7	27
Other comprehensive income, net of tax	7	27
Comprehensive loss	$(3,576)	$(14,460)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(3,583)	$(14,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	378	265
Stock-based compensation	1,454	2,232
Accrued interest on long-term debt	302	—
Amortization of debt issuance costs	64	—
Bad debt expense	33	41
Changes in operating assets and liabilities:
Accounts receivable, net	4,937	1,938
Inventory	705	(1,069)
Prepaid expenses and other assets	188	86
Accounts payable	(104)	(1,893)
Accrued liabilities	(2,155)	3,578
Deferred revenue	(1,183)	(806)
Net cash provided by (used in) operating activities	1,036	(10,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(156)	(375)
Proceeds from maturities of short-term investments	—	5,000
Net cash provided by (used in) investing activities	(156)	4,625

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	12,556	—
Proceeds from exercise of stock options	191	5
Taxes paid related to net share settlement of equity awards	(25)	(66)
Proceeds from line of credit	—	6,850
Repayment of long-term debt	(814)	—
Net cash provided by financing activities	11,908	6,789
Effect of exchange rate changes on cash and cash equivalents	(23)	(3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,765	1,296
CASH AND CASH EQUIVALENTS - Beginning of period	22,855	35,259
CASH AND CASH EQUIVALENTS - End of period	$35,620	$36,555
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$294	$—
Cash paid for income taxes	$39	$135

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru”) was incorporated in Delaware in January 2002. Meru and its wholly owned subsidiaries (collectively, the “Company”) develop and market a virtualized wireless Local Area Network (“LAN”) solution. The Company’s solution is built around its patented System Director ™ Operating System which runs on its controllers and access points. The Company offers additional products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are principally sold through value added resellers, and distributors, with the assistance of the Company’s sales force, and are also sold directly by the Company.

Basis of Presentation — These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Meru and its wholly owned subsidiaries. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 20, 2013. The condensed consolidated balance sheet as of December 31, 2012, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2013 and December 31, 2012, the Company’s results of operations for the three months ended March 31, 2013 and 2012, and its cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. All references to March 31, 2013 or to the three months ended March 31, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no impact on total assets, stockholder’s equity or net loss.

Use of Estimates — The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, reserves for loss contingencies (including litigation settlement costs), sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, and stock-based compensation expense. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations.  Many of these risks and uncertainties are described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, which risks and uncertainties include, among others: the Company may be unable to raise additional funds or to do so on favorable terms; the Company may experience fluctuations in its revenues and operating results, which makes it difficult to predict future results and which may cause its stock price to decline; the Company has a limited operating history; the Company expects to incur operating losses throughout 2013; the Company may be unable to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements; the Company may be unable to increase market awareness of its brand and products and develop and expand its sales channels; the Company competes in highly competitive markets and is subject to various competitive pressures; the Company must hire, integrate and retain qualified personnel; the Company’s investments may not generate anticipated revenues; others may claim that the Company infringes their intellectual property rights; the Company may be unable to protect its intellectual property rights; the continued development of demand for wireless networks is uncertain; the Company’s sales cycle is long and unpredictable; average sales prices for the Company’s products may decline; gross margins for the Company’s products and services may vary; the Company may be unable to forecast customer demand accurately in making purchase decisions; the Company relies on channel partners to generate a substantial majority of its revenues and these partners may fail to perform; and, the Company may be required comply with new or modified regulations or standards related to its products.

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company works with both large and small channel partners, and generally performs ongoing credit evaluations of those customers. The Company maintains reserves for estimated potential credit losses. As of March 31, 2013, three distributor customers accounted for 69% of the Company’s net accounts receivable. As of December 31, 2012, three distributor customers accounted for 68% of the Company’s net accounts receivable. The Company usually does not require collateral on accounts receivable. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $43,000 and $14,000.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition — The Company’s revenues are derived primarily from hardware and software products and related support and services. The Company often enters into multiple deliverable arrangements and, as such, the elements of these arrangements are separated and valued based on their relative fair value. The majority of the Company’s products are networking communications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, the Company’s hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance. The Company’s products revenues also include revenues from the sale of stand-alone software products. Stand-alone software products may operate on the Company’s networking communications hardware, but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to the Company’s software. Sales of stand-alone software continue to be subject to the industry-specific software revenue recognition guidance. Product support typically includes software updates on a when and if available basis, telephone and internet access to the Company’s technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

Certain arrangements with multiple deliverables have stand-alone software elements that are subject to the existing software revenue recognition guidance along with non-software elements that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software elements as a group and to the non-software elements based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.

For sales of stand-alone software, the Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of all undelivered elements exists. The Company establishes VSOE for these arrangements based on sales of support services arrangements on a stand-alone basis. The normal pricing for multi-year support services arrangements was based on the normal price of a one year support services arrangement multiplied by the number of years of support services which was then adjusted for the time value of money and the decreased sales and fulfillment effort for support service periods of longer than one year. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the software product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have VSOE is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Third-party evidence (“TPE”) of selling price is determined based on competitor prices for similar deliverables when sold separately. However, the Company is typically not able to determine TPE for its products or services. Generally, the Company’s go-to-market strategy differs from that of its peers and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the selling prices for similar products from competitors on a stand-alone basis. The Company establishes estimated selling prices (“ESP”) for support services based on its normal pricing and discounting practices for support services. This ESP analysis requires that a substantial majority of the support services selling prices fall within a reasonably narrow pricing range, which is typically broader than the range used to evidence VSOE. The Company believes that this is the price at which it would sell support services if support services were regularly sold on a stand-alone basis.

When the Company is unable to establish the selling price of its non-software elements using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is the estimated price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, pricing policies, internal costs, gross margin objectives, competitive landscapes, geographies, customer classes and distribution channels.

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact from changes in VSOE or ESP during the three months ended March 31, 2013 and 2012.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues for support services are recognized on a straight-line basis over the support period, which typically ranges from one year to five years.

Shipping charges billed to customers are included in products revenues and the related shipping costs are included in costs of products revenues.

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. The Company did not write down any of its long-lived assets as a result of impairment during the three months ended March 31, 2013 and 2012.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test in June 2012 and determined that its goodwill was not impaired. As of March 31, 2013, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Warranty — The Company provides a warranty on product sold and estimated warranty costs are recorded during the period of sale. The Company establishes warranty reserves based on estimates of product warranty return rates and expected costs to repair or to replace the products under warranty. The warranty provision is recorded as a component of costs of products revenues in the condensed consolidated statements of operations.

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2013 is as follows (in thousands):

March 31,
2013
Accrued warranty balance — January 1, 2013	$870
Warranty costs incurred	(14)
Provision for warranty	167
Accrued warranty balance — March 31, 2013	$1,023

2. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended March 31, 2013 is as follows (in thousands):

Currency Translation
Adjustment
Beginning balance at January 1, 2013	$(298)
Other comprehensive income before reclassifications	7
Amounts reclassified from accumulated other comprehensive income	—
Net current-period other comprehensive income	7
Ending balance at March 31, 2013	$(291)

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Inventory

Inventory as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31,	December 31,
	2013	2012
Finished goods	$7,704	$8,264
Channel inventory	443	588
Inventory	$8,147	$8,852

4. Net Loss Per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share of common stock excludes stock awards prior to vesting and also those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net loss per share of common stock is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted shares outstanding calculation, stock options to purchase common stock, common stock subject to repurchase, and warrants to purchase common stock are considered to be common stock equivalents. In periods in which the Company has reported a net loss, the common stock equivalents have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive under the treasury stock method.

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
Stock awards and stock options to purchase common stock *	4,720,468	4,779,144
Common stock subject to repurchase	—	65
Common stock warrants	3,192,250	2,723,957

* Includes 185,386 and 169,106 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of March 31, 2013 and 2012, respectively, based on employee enrollment.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data and that require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. The Company’s cash equivalents are valued using market prices on active markets (Level I).  Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from its advisors. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the three months ended March 31, 2013 and December 31, 2012.

As of March 31, 2013, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	March 31, 2013
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$15,084	$—	$—	$15,084

As of December 31, 2012, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	December 31, 2012
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$15,084	$—	$—	$15,084

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Goodwill and Intangible Assets

On August 31, 2011, the Company acquired all of the outstanding shares of Identity Networks (“Identity”), a privately-owned provider of complete guest and device access management solutions located in the United Kingdom. The Company recorded $1.7 million goodwill as a consequence of that acquisition.

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of March 31, 2013
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(332)	$298
Customer relationships	2 years	160	(127)	33
Total		$790	$(459)	$331

	As of December 31, 2012
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(280)	$350
Customer relationships	2 years	160	(107)	53
Total		$790	$(387)	$403

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Costs of products revenues	$52	$52
Sales and marketing	20	20
Total amortization expense	$72	$72

As of March 31, 2013, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2013 (remainder)	$191
2014	140
Total	$331

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company who served as a member of the Company’s board of directors prior to May 2012. Dr. Bharghavan was not nominated for re-election at the Company’s annual meeting of stockholders in May 2012, and ceased to serve as a member of the Company’s board of directors at that time.

Equity investments, especially equity investments in private companies are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment of its investments. In the event that the fair value of an investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. There were no indicators of impairment during the three months ended March 31, 2013 and 2012. The Company has not elected to use the fair value method for this investment.

8. Borrowings

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing VI, Inc. (“VLL”), pursuant to which VLL made a term loan to the Company in the aggregate principal amount of $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations, among others, on the Company’s ability to incur additional indebtedness; its ability to acquire, merge or consolidate with other businesses; and its ability to pay dividends on its equity securities. As of March 31, 2013, the Company was in compliance with all of its loan covenants.

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million on the earlier of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded additional interest expense of $0.2 million and zero during the three months ended March 31, 2013 and 2012 related to the $2.0 million payment and will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company may voluntarily prepay all but not less than the total outstanding principal balance plus interest at any time, provided the Company is not then in default, subject to prepayment penalties. A prepayment penalty in the amount of 100% of the remaining scheduled but unpaid interest through the maturity date is due if the prepayment occurs before January 1, 2014. A prepayment penalty in the amount of 80% of the remaining scheduled but unpaid interest through the maturity date is due if the prepayment is made on or after January 1, 2014.

In connection with the VLL Agreement, the Company issued Venture Lending & Leasing, LLC a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. In addition, debt issuance costs of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded net interest expense related to the debt discounts of $64,000 and zero during the three months ended March 31, 2013 and 2012. As of March 31, 2013, the remaining unamortized amount of the debt discounts was $313,000, of which $203,000 was classified as a current debt discount.

The scheduled principal payments for the Company’s long-term debt under the VLL Agreement as of March 31, 2013 are as follows (in thousands):

Long-term Debt
Fiscal Years:
2013 (remainder)	$2,593
2014	3,839
2015	2,827
Total	9,259
Less: unamortized discounts	(313)
Less: current portion	(3,321)
Long-term debt, net of current portion	$5,625

The Company also has a Loan and Security Agreement with Silicon Valley Bank, dated January 29, 2007 (as amended, the “SVB Agreement”), which presently provides a working capital line of credit of $7.0 million based on eligible accounts receivable.  On July 31, 2012, the Company renewed the line of credit for twelve months pursuant to an amendment to the SVB Agreement. The SVB Agreement is collateralized by substantially all of the assets and intellectual property of the Company, with first priority liens on accounts receivable, loan proceeds and the Company’s cash, as between Silicon Valley Bank and VLL. As of March 31, 2013, the working capital line of credit under the SVB Agreement bore interest at the lender’s prime rate. The maximum amount available under this line of credit is based on eligible accounts receivable up to a maximum of $7.0 million, subject to an overall aggregate total outstanding borrowing limit under the VLL Agreement and the SVB Agreement of $20.0 million. The VLL Agreement limits the Company’s borrowings under the line of credit to a period of no more than three business days before and after the end of the quarter, until such time as the Company is able to achieve two consecutive quarters of increasing profitability of at least $1.0 million per quarter (based on non-GAAP income, excluding stock based compensation and other non-cash items) and is subject to the Company’s maintenance of such profitability and the overall aggregate borrowing limit of $20.0 million. As of March 31, 2013 and December 31, 2012, the total amount outstanding under the line of credit was zero. As of March 31, 2013 and December 31, 2012, the Company had unused amounts under the line of credit of up to $7.0 million.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Commitments and Contingencies

Legal Matters

On April 13, 2012, the Company and Extricom Ltd. (“Extricom”) entered into a settlement, license and release agreement (the “Extricom Agreement”). Pursuant to the Extricom Agreement, the Company and Extricom each agreed to:

·    Provide one another with perpetual, fully paid up, non-exclusive worldwide licenses to each of their respective patent portfolios as of the settlement date; and

·    Release one another from certain claims based on infringement or alleged infringement of certain patent rights, including dismissal of then pending litigation.

As part of the Extricom Agreement, the Company paid Extricom $2.4 million in April 2012.

In evaluating the accounting treatment for this transaction, the Company identified the following specific items the Company received from the Extricom Agreement: (1) release of claims for past infringement and (2) a license under the Extricom patents. The Company does not believe the Extricom license will provide future value as the Company does not plan to develop, manufacture or sell any products covered by the Extricom patents or to otherwise exercise the licensed rights. Since the Extricom Agreement released and avoided certain litigation for the Company, but provided no other future benefits to the Company, the Company expensed the full $2.4 million in the first quarter of the Company’s fiscal year 2012.

Operating Leases — The Company leases office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2015. In addition, the Company leases space for a research and development facility in Bangalore, India pursuant to an operating lease that expires in 2016, which is noncancelable prior to 2014. The Company has the option to renew the lease in Bangalore, India for an additional five years. The Company also leases office space for sales offices in multiple locations around the world under noncancelable operating leases that expire at various dates. Commitments under these operating leases are as follows (in thousands):

Operating Leases
Fiscal Years:
2013 (remainder)	$1,172
2014	1,187
2015	136
Total	$2,495

Other commitments as of March 31, 2013 totaled approximately $5.5 million and consisted of inventory and other non-cancelable purchase obligations.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Litigation—The Company is subject to various claims arising in the ordinary course of business. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on the business, operating results, cash flows or financial position of the Company. The Company records litigation accruals for legal matters which are both probable and estimable.  For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses.

In October 2010, a complaint was filed by EON Corp. IP Holdings LLC against the Company and numerous other defendants, including Cisco, Sprint, HTC and Aruba Networks, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges infringement by the defendants of U.S. Patent No. 5,592,491. The Company’s initial attempts at informally resolving the action were unsuccessful. The defendants filed a joint motion to transfer the case to the Northern District of California, and on January 9, 2012, the Texas court granted the motion to transfer. On August 13, 2012, the Company answered EON’s second amended complaint, denying the allegations, and asserting that the EON patent is not infringed and is invalid. The case is currently pending before the Honorable Jon S. Tigar, and a Markman hearing is set for May 10, 2013.  While a loss is reasonably possible, the Company is unable to estimate the potential amount of any loss at this time, because the matter involves unresolved questions of fact and law, including with respect to claim construction, validity and infringement, and there have been no case-dispositive motions filed. Accordingly, the Company cannot estimate the potential financial impact this action could have on the Company’s business, results of operations, cash flows and financial position.

In May 2011, Linex Technologies, Inc. filed suit against the Company and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents No. 6,757,322 (“322 patent”) and RE42,219 (“219 patent”). On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the ‘322 and ‘219 patents are infringed by 802.11n products imported and sold by the Company and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and which was granted by the Delaware court. On December 12, 2012, Linex amended the complaint to add a third patent, U.S. Patent No. RE43,812 (“812 patent”). The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case is now pending before the Honorable Claudia Wilken, and trial has been set for July 28, 2014. Given that this case is still in its very early pre-discovery stage, the Company is unable to determine the outcome of this matter at this time, and while a loss is reasonably possible, the amount of any such possible loss cannot be estimated. Accordingly, the Company cannot estimate the potential financial impact this action could have on the Company’s business, operating results, cash flows or financial position.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against the Company and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. The Company filed its answer to the complaint on October 8, 2012. The case is now pending before Judge Leonard P. Stark, and the court has not yet set a scheduling conference. Discovery has only just begun, and there are unresolved questions of fact and law, including with respect to claim construction, validity and infringement. Additionally, no case-dispositive motions have been filed. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this early stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on the Company’s business, operating results, cash flows or financial position.

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

Indemnifications — Our customer agreements generally include certain provisions for indemnifying such customers against certain liabilities, including if our products infringe a third party’s intellectual property rights. We have agreed in certain circumstances to indemnify certain suppliers and service providers in connection with liabilities they may incur in connection with the provision of services to us. To date, we have not incurred any material costs as a result of such indemnification provisions and we have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

Our Bylaws provide that we shall indemnify our directors, officers, employees and agents to the extent such person becomes a party or is threatened to become a party to litigation or other proceedings arise by reason of their service to the Company, subject to certain limitations . In addition, we have entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of the Company which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers.

From time to time, the Company may receive indemnification claims in the normal course of business. The Company does not believe it is party to any currently pending claims the outcome of which will have a material adverse effect on its operations or financial position.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Warrants for Common Stock

The Company issued a warrant to purchase 468,293 shares of the Company’s common stock in connection with the VLL Agreement entered into in June 2012. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions:

June 2012
Dividend rate	0%
Risk-free interest rate	0.7%
Expected life (in years)	5.0
Expected volatility	59.1%

The relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. As of March 31, 2013, this warrant has not been exercised and was still outstanding.

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant. These common stock warrants are exercisable, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the years ended 2011 and 2010, warrants to purchase 1,265,293 and 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 548,125 shares and 19,072 shares of common stock. There were no exercises in 2012 and during the three months ended March 31, 2013. As of March 31, 2013, the remaining warrants to purchase 2,723,957 shares of common stock at a weighted average exercise price of $10.76 per share have not been exercised and were still outstanding.

11. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants. In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”), effective upon the completion of the Company’s initial public offering (“IPO”) on April 6, 2010. A total of 1,846,154 shares of common stock, plus any shares reserved and not issued or subject to outstanding grants under the Company’s 2002 Stock Incentive Plan, were reserved for future issuance under the 2010 Plan. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units and stock appreciation rights. The number of shares reserved for issuance under the 2010 Plan is increased on the first day of each of the Company’s fiscal years by the lesser of 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or the number of shares determined by the Company’s board of directors. In 2011, shares equal to 4% of the outstanding shares of the Company on December 31, 2010, or 653,512 shares, were registered and reserved for issuance under the 2010 Plan. In addition, an amendment to the Company’s 2010 Stock Incentive Plan to add an additional 700,000 shares to the number of shares of common stock authorized for issuance under the Company’s 2010 Stock Incentive Plan was approved at the Company’s 2011 shareholder meeting. During the three months ended March 31, 2012, shares equal to 4% of the outstanding shares of the Company on December 31, 2011, or 706,982 shares, were registered and reserved for issuance under the 2010 Plan. During the three months ended March 31, 2013, shares equal to 4% of the outstanding shares of the Company on December 31, 2012, or 738,559 shares, were registered and reserved for issuance under the 2010 Plan.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s stock-based compensation expense was $1.5 million and $2.2 million during the three months ended March 31, 2013 and 2012. The total stock-based compensation expense consisted of stock-based compensation expense for stock options and awards granted to employees of $1.5 million and $2.2 million, respectively, and stock-based compensation expense for stock options and awards granted to non-employees of zero and $3,000 for the three months ended March 31, 2013 and 2012.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three months ended March 31, 2013 and 2012 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

Expected Term— The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term is derived from historical data on employee exercises and post-employment exercises taking into account the contractual life of the award.

Expected Volatility—The expected volatility was calculated based on the historical stock volatilities of a peer group of publicly listed companies combined with the Company’s historical data over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected Dividend—The Company has never paid dividends and does not expect to pay dividends.

Forfeiture Rate—The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated by the Company, the Company may be required to record adjustments to stock-based compensation expense in future periods.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Dividend rate	0%	0%
Risk-free interest rate	0.6%	1.1%
Expected life (in years)	4.1	5.1
Expected volatility	70.7%	58.6%

A summary of the Company’s stock award activity during the three months ended March 31, 2013 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2013	1,752,468	3,515,952	$5.07	8.2	$396
Additional options authorized	738,559	—	—
Options granted	(215,075)	215,075	3.22
Restricted stock granted	(503,227)	—	—
Cancelled options	322,055	(322,055)	6.42
Restricted stock returned	22,687	—	—
Exercised options	—	(48,492)	4.39
Outstanding — March 31, 2013	2,117,467	3,360,480	$4.83	8.6	$8,305
Vested and expected to vest — March 31, 2013		2,510,225	$4.95	8.5	$6,142
Vested — March 31, 2013		1,007,173	$7.11	7.3	$1,171

The aggregate intrinsic value of options exercised was $47,000 and $18,000 for the three months ended March 31, 2013 and 2012, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of March 31, 2013 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $2.17	368,004	8.9	$1.66	62,156	$1.66
$2.18 - $4.33	1,345,596	9.4	$3.37	63,657	$3.37
$4.34 - $6.50	1,029,752	8.5	$4.92	360,827	$4.92
$6.51 - $8.67	393,232	6.6	$7.88	336,037	$7.88
$8.68 - $21.68	223,896	7.1	$13.06	184,496	$12.95
	3,360,480	8.6	$4.83	1,007,173	$7.11

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2013, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $8.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants increase the amount of compensation expense that will be recorded.

Sale of Common Stock — On February 27, 2013, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C (the “Underwriter”), pursuant to which the Company agreed to offer and sell 3,000,000 shares of its common stock with a par value of $0.0005 per share, at a price of $4.00 per share (the “Offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase an additional 450,000 shares of the Company’s common stock to cover overallotments, which the Underwriter exercised on March 4, 2013. The Company completed the sale of 3,450,000 shares of its common stock and received $12.6 million in proceeds, net of underwriting discount, commission and other issuance costs, on March 4, 2013, which was the closing date of the Offering.

Exchange Offer—On July 26, 2012, the Company commenced an offer to eligible employees to exchange options to purchase shares of the Company’s common stock outstanding on July 26, 2012, (a) which had an exercise price greater than $2.00 per share (the “Eligible Options”), (b) that were granted under the Company’s 2002 Stock Incentive Plan or the 2010 Plan, and (c) that did not vest upon the achievement of certain performance criteria (“Eligible Options”). The Company’s CEO and its non-employee directors were not eligible to participate in the offer. Eligible Options tendered were exchanged for an equal number of new nonqualified stock options to be granted under the 2010 Plan (the “New Options”) following the expiration of the offer; provided, however, that certain eligible officers received a lesser number of New Options, depending on the exercise price of the Eligible Options they tendered. Options to purchase 960,443 shares of common stock (the “Exchanged Options”) were cancelled and exchanged for options to purchase 692,682 shares of common stock with a new vesting schedule of 25% vest after the first year of service, and ratably monthly over the remaining 36 months contingent upon continued employment with the Company on the date of vest. The offer expired on August 22, 2012. The New Options were granted following the expiration of the offer with an exercise price of $3.40 per share, which was the closing price of the Company’s stock as reported by the Nasdaq Global Market on August 23, 2012. This modification resulted in an incremental charge of $0.5 million, which is being amortized over the 4-year vesting period of the New Options in addition to the unamortized expense related to the Exchanged Options.

Restricted Stock Awards and Restricted Stock Units— The Company has issued restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and members of the board of directors. These restricted shares have vesting periods ranging from three months to four years from the date of issuance and vesting is subject to the recipient continuing to provide service to the Company for the duration of the vesting period. The vesting of some RSUs is performance based and the vesting of those RSUs is subject to the achievement of specific performance metrics in addition to continued service. The Company issued 503,227 RSUs during the three months ended March 31, 2013. The Company did not issue RSAs during the three months ended March 31, 2013. The Company recognized stock-based compensation in the amount of $1.0 million and $0.9 million for RSAs and RSUs during the three months ended March 31, 2013 and 2012.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s RSA activity during the three months ended March 31, 2013 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Awards	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2013	2,400	$13.73	$6
Restricted stock awards granted	—	—
Restricted stock awards released	—	—
Restricted stock awards forfeited	—	—
Outstanding — March 31, 2013	2,400	$13.73	$16

A summary of the Company’s RSU activity during the three months March 31, 2013 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2013	809,542	$7.32	$2,145
Restricted stock units granted	503,227	3.87
Restricted stock units released	(125,817)	6.20
Restricted stock units forfeited	(14,750)	16.64
Outstanding — March 31, 2013	1,172,202	$5.84	$7,912

The majority of the RSUs that vested in the three months ended March 31, 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the three months ended March 31, 2013, 125,817 shares of restricted stock units vested with an intrinsic value of approximately $478,000. The Company withheld 7,937 shares to satisfy approximately $25,000 of employees’ minimum tax obligation on the vested restricted stock units.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (“ESPP”), effective upon the closing of the Company’s IPO. A total of 730,770 shares of common stock were reserved for future issuance under the ESPP. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of 1% of the outstanding shares of the Company on such date or a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added more than ten years after March 30, 2010. During the three months ended March 31, 2011, shares equal to 1% of the outstanding shares of the Company on January 1, 2011, or 163,378 shares, were registered and reserved for issuance under the ESPP. During the three months ended March 31, 2012, shares equal to 1% of the outstanding shares of the Company on January 1, 2012, or 176,746 shares, were registered and reserved for issuance under the ESPP. During the three months ended March 31, 2013, shares equal to 1% of the outstanding shares of the Company on January 1, 2013, or 184,640 shares, were registered and reserved for issuance under the ESPP.

The Company recognized compensation expense related to the ESPP in the amount of $0.1 million for each the three months ended March 31, 2013 and 2012. The Company issued 356,388 and 178,150 shares of common stock during the years ended December 31, 2012 and 2011. The Company had 443,049 shares of its common stock available for future issuance under the ESPP as of March 31, 2013.

12. Information about Geographic Areas

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the CEO. The CEO reviews financial information presented on a condensed consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure which is the development and marketing of wireless local area networks solutions.

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$14,072	$9,663
United Kingdom	4,146	3,130
Rest of EMEA	2,488	2,505
Asia Pacific	2,723	2,680
Rest of Americas	1,306	1,433
Total	$24,735	$19,411

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2013	2012
United States	$1,265	$1,328
India	1,049	1,131
Japan	11	14
Total	$2,325	$2,473

13. Income Taxes

The Company’s provision for income taxes was $138,000 and $129,000 for the three months ended March 31, 2013 and 2012, consisting primarily of provisions for foreign income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company’s tax years for 2002 and forward are subject to examination by the U.S. tax authorities and various state tax authorities.  These years are open due to net operating losses and unutilized tax credits from such years.  The Company’s tax years for December 31, 2008 and forward are subject to examination by the major foreign taxing jurisdictions in which the Company is subject to tax.

14. Related-Party Transactions

The Company has a reseller in Japan that is a related party by virtue of its ownership of shares of the Company’s stock during the three months ended March 31, 2013 and 2012. The total revenue from this related party amounted to $241,000 and $265,000 for the three months ended March 31, 2013 and 2012. Accounts receivable from the reseller were $53,000 and $16,000 as of March 31, 2013 and December 31, 2012.

The Company has a distributor in Japan that was a related party by virtue of its ownership of shares of the Company’s stock in 2012 and 2011. However, as of December 31, 2012, this distributor is no longer a related party due to the fact that it no longer owns shares of the Company’s stock. The total revenue from this former related party amounted to $611,000 for the three months ended March 31, 2012.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This Periodic Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors.

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

Overview

We provide a virtualized wireless local area network, or wireless LAN, solution that is designed to cost-effectively optimize the enterprise network to deliver the performance, reliability, predictability and operational simplicity of a wired network, with the advantages of mobility. Our solution represents an innovative approach to wireless networking that utilizes virtualization technology to create an intelligent and self-monitoring wireless network. We sell a virtualized wireless LAN solution built around our System Director Operating System, which runs on our controllers and access points. We also offer additional products designed to deliver centralized network management, predictive and proactive diagnostics and enhanced security.

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by approximately 7,600 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities. However, at the present time, we are focusing the majority of our sales and marketing efforts on the three key vertical markets of education, healthcare and hospitality.

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

Our ability to capitalize on emerging trends and developments will depend, in part, on our ability to execute our growth strategy of increasing the recognition of our brand and the effectiveness of our solution, expanding the adoption of our solution across markets, and expanding and leveraging our relationships with our channel partners. We continue to evolve our entire organization, including our sales and marketing programs, to further capitalize on growth opportunities.

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

Our revenues have grown from $1.1 million in 2005 to $97.5 million in 2012 and were $24.7 million during the three months ended March 31, 2013. However, it is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

There can be significant seasonal factors that may cause the first and third quarters of our fiscal year to have relatively weaker products revenues than the second and fourth fiscal quarters. Those factors include year-end spending, end of year sales incentives, the timing of our annual sales training in the first quarter, the procurement and deployment cycles of our education customers and seasonal reductions in business activities during the summer.  The magnitude of this seasonality may be overshadowed by overall growth in product sales, variation in deferred revenue, and the timing of large transactions. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.

We have incurred losses since inception as we grew our business and invested in research and development, sales and marketing, and administrative functions, and we anticipate that we will continue to suffer operating losses through the remainder of fiscal year 2013. As of March 31, 2013, we had an accumulated deficit of

$256.6 million. We believe that a strong balance sheet, with sufficient cash and cash equivalents to grow our business and instill customer confidence, is important to our continued success. Therefore, during the first quarter of 2013, we engaged in a secondary offering of our Common Stock which generated $12.6 million, net of underwriting discounts, commissions and offering expenses.  As of March 31, 2013, we had cash and cash equivalents of $35.6 million.

Vendor Specific Objective Evidence

Our recognition of revenues in a particular period depends on the satisfaction of specific revenue recognition criteria, which we describe in more detail below. The manner in which we recognize our revenues has changed significantly over time, particularly in 2008 and 2009, when we established vendor specific objective evidence, or VSOE, for our support services. These changes have had a significant impact on the timing of our recognition of revenues from sales of our products and services. Generally, upon establishing VSOE for support services for a customer or class of customers, our total recognized revenues from sales to these customers increased in subsequent periods because we were able to recognize all of the products revenues from these sales in these periods once all revenue recognition criteria were satisfied, and we were no longer required to defer the recognition of products revenues over the support period. We also continued to recognize ratable products and services revenues from sales to customers made prior to establishing VSOE for support services. This impact will decrease over time as our deferred revenue balance declines from the time we established VSOE for support services. We recognize the costs of revenues in the same period in which we recognize the associated revenues.

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss product revenues, support and services revenues and the components of operating income below under “Components of Revenues, Cost of Revenues and Operating Expenses” and we discuss our cash and cash equivalents under “Liquidity and Capital Resources.”

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Products revenues	$20,590	$15,803
Support and services revenues	4,103	3,558
Gross margin-products and support and services	63%	64%
Loss from operations (1)	$(2,773)	$(14,357)
Cash and cash equivalents	35,620	22,855
Net cash provided by (used in) operating activities	1,036	(10,115)

(1) Includes stock-based compensation expense of:	$1,454	$2,232

Gross margin-products and support and services. We monitor gross margin to measure our cost efficiencies, including primarily whether our manufacturing costs and component costs are in line with our product revenues and whether our personnel costs associated with our technical support, professional services and training teams are in line with our support and services revenues.

Net cash provided by (used in) operating activities. We monitor cash flow from operations as a measure of our overall business performance. Our primary use of cash from operating activities has been related to personnel and other operating expenditures as well as purchases of inventory. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization, stock-based compensation expenses, accrued interest on long-term debt, amortization of issuance costs and warrant expense, thereby allowing us to better understand and manage the cash needs of our business.

Components of Revenues, Costs of Revenues and Operating Expenses

Revenues. We derive our revenues from sales of our products, and support and services. Our total revenues are comprised of the following:

·                   Products Revenues — We generate products revenues from sales of our software and hardware products, which primarily consist of our System Director Operating System running our access points and controllers, as well as additional software applications.

·                   Support and Services Revenues — We generate support and services revenues primarily from service contracts for our MeruAssure customer support program, which includes the provision of software updates, maintenance releases and patches, telephone and internet access to our technical support personnel and hardware support. We also generate support and services revenues from the professional and training services that we provide to our VARs, distributors and customers.

·                   Ratable Products and Services Revenues — Prior to January 1, 2009, we recognized ratable products and services revenues from sales of our products and services in circumstances where VSOE for support services being provided could not be segregated from the value of the entire sales arrangement, or where we provided technical support or unspecified software upgrades outside of contractual terms. In those cases, revenues were deferred and recognized ratably over either the economic life of the product or the contractual period. As of January 1, 2009, we established VSOE for support services for all our channel partners and customers, and we no longer offer support outside of contractual terms, and therefore, we are able to recognize products revenues and support and services revenues separately.

Costs of Revenues. Our total costs of revenues is comprised of the following:

·                  Costs of Products Revenues — A substantial majority of the costs of products revenues consists of third-party manufacturing costs and component costs. Our costs of products revenues also include shipping costs, third-party logistics costs, write-offs for excess and obsolete inventory, and warranty costs.

·                  Costs of Support and Services Revenues — Costs of support and services revenues is primarily comprised of personnel costs associated with our technical support, professional services and training teams.

·                  Costs of Ratable Products and Services Revenues — Costs of ratable products and services revenues is comprised primarily of deferred costs of products revenues and an allocation of costs of services revenues.

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative expenses and litigation reserve expense. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, commissions, bonuses and benefits for our employees. As well, we grant our employees and members of our board of directors equity awards and recognize stock-based compensation cost as part of operating expenses. We expect to continue to incur significant stock-based compensation expense as our employee base grows.

·                  Research and Development Expenses. Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. We are devoting a substantial amount of our resources to the continued development of additional functionality for our existing products and the development of new products.

·                  Sales and Marketing Expenses. Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, travel costs, cost for marketing programs and facilities costs.

·                  General and Administrative Expenses. General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource, legal and information technology functions. Professional services consist of outside legal and accounting services and information technology consulting costs, and include the costs of litigation defense. We have incurred additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the additional costs of complying with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

·                  Litigation Reserve Expense. Litigation reserve expense consists of settlements or anticipated settlements of litigation. In 2012, the litigation reserve expense was related to the settlement, license and release agreement with Extricom. As part of this agreement, we paid Extricom $2.4 million and expensed the full amount in 2012. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, we will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made.

Interest Expense, Net. During the three months ended March 31, 2013 and 2012, interest expense, net consists primarily of interest expense on debt and customer prompt payment discounts. As of March 31, 2013, we had $9.3 million of outstanding debt before debt discounts.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could potentially have a significant impact on our condensed consolidated financial statements: revenue recognition; stock-based compensation; fair value of financial instruments; inventory valuation; allowance for doubtful accounts; income taxes and loss contingencies.

There have been no significant changes in our accounting policies during the three months ended March 31, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2013		2012
REVENUES:
Products	$20,590	83.2%	$15,803	81.4%
Support and services	4,103	16.6	3,558	18.3
Ratable products and services	42	0.2	50	0.3
Total revenues	24,735	100.0	19,411	100.0
COSTS OF REVENUES:
Products	7,317	29.6	5,454	28.1
Support and services	1,776	7.2	1,455	7.5
Ratable products and services	22	0.1	31	0.2
Total costs of revenues	9,115	36.9	6,940	35.8
Gross margin	15,620	63.1	12,471	64.2
OPERATING EXPENSES:
Research and development	3,688	14.9	3,871	19.9
Sales and marketing	11,420	46.1	15,574	80.2
General and administrative	3,285	13.3	5,033	25.9
Litigation reserve	—	—	2,350	12.1
Total operating expenses	18,393	74.3	26,828	138.2
Loss from operations	(2,773)	(11.2)	(14,357)	(74.0)
Interest expense, net	(610)	(2.4)	(29)	(0.1)
Other income (expense), net	(62)	(0.3)	28	0.1
Loss before provision for income taxes	(3,445)	(13.9)	(14,358)	(74.0)
Provision for income taxes	138	0.6	129	0.3
Net loss	$(3,583)	(14.5)%	$(14,487)	(74.6)%

Our total revenues increased by $5.3 million, or 27.4%, to $24.7 million during the three months ended March 31, 2013 from $19.4 million during the three months ended March 31, 2012. This increase was primarily the result of increased demand for our products particularly in the United States and United Kingdom during the three months ended March 31, 2013. Our ratable revenues for the three months ended March 31, 2013 and March 31, 2012 were immaterial.

Products revenues increased by $4.8 million, or 30.3%, to $20.6 million during the three months ended March 31, 2013 from $15.8 million during the three months ended March 31, 2012. The increase was primarily a result of an increase in unit shipments particularly in the United States and United Kingdom during the three months ended March 31, 2013.

Support and services revenues increased by $0.5 million, or 15.3%, to $4.1 million during the three months ended March 31, 2013 from $3.6 million during the three months ended March 31, 2012. This increase in support and services revenues is a result of increased product sales and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $8,000, or 16.0%, to $42,000 during the three months ended March 31, 2013 from $50,000 during the three months ended March 31, 2012.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decrease over time as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $2.2 million, or 31.3%, to $9.1 million during the three months ended March 31, 2013 from $6.9 million during the three months ended March 31, 2012.  Overall gross margins, as a percentage of total revenues, decreased to 63.1% during the three months ended March 31, 2013 from 64.2% during the three months ended March 31, 2012. Our product gross margins decreased to 64.5% during the three months ended March 31, 2013 from 65.5% during the three months ended March 31, 2012. This decrease in the product gross margin during the three months ended March 31, 2013 was primarily the result of product mix. Our support and services gross margins decreased to 56.7% during the three months ended March 31, 2013 from 59.1% during the three months ended March 31, 2012. This decrease was primarily the result of increased costs due to our continued investment in headcount related to customer support as well as timing in providing professional services.

Operating Expenses

Our operating expenses decreased by $8.4 million, or 31.4%, to $18.4 million during the three months ended March 31, 2013 from $26.8 million during the three months ended March 31, 2012, and decreased as a percentage of revenue from 138.2% during the three months ended March 31, 2012 to 74.3% during the three months ended March 31, 2013.

Research and Development Expenses

Research and development expenses decreased by $0.2 million, or 4.7%, to $3.7 million during the three months ended March 31, 2013 from $3.9 million during the three months ended March 31, 2012. This decrease is primarily the result of a decrease of $0.2 million in stock-based compensation as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $4.2 million, or 26.7%, to $11.4 million during the three months ended March 31, 2013 from $15.6 million during the three months ended March 31, 2012. Beginning in the second quarter of 2012, we took steps to bring our sales and marketing expenses in line with our revenue expectations. This resulted in a decrease of $2.2 million in sales and marketing personnel costs as a result of lower headcount, a decrease of $1.0 million in sales and marketing program expenses, a decrease of $0.4 million in travel expenses and a decrease of $0.3 million in stock-based compensation expense as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses decreased by $1.7 million, or 34.7%, to $3.3 million during the three months ended March 31, 2013 from $5.0 million during the three months ended March 31, 2012. This decrease is primarily the result of a decrease of $0.9 million in costs related to our former CEO’s transitional employment agreement and the executive search fees for the current CEO (which were one-time costs), a decrease of $0.6 million in legal fees as a result of the settlement of certain litigation matters, and a decrease of $0.2 million in stock-based compensation expense as compared to the same period of last year.

Litigation Reserve Expense

In April 2012, we entered into a settlement, license and release agreement with Extricom. We expensed the full $2.4 million in the three months ended March 31, 2012 as we do not believe the agreement provides any future value. We did not incur similar expense in the three months ended March 31, 2013.

Interest Expense, net

Interest expense, net increased by $0.6 million, to $0.6 million during the three months ended March 31, 2013, from $29,000 during the three months ended March 31, 2012. This increase is primarily due to the interest expense associated with the loan agreement the Company entered with Venture Lending and Leasing IV, Inc., or VLL, in June 2012.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and our credit facilities. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million during that period.  In 2010, we received $57.1 million from our initial public offering, representing the net proceeds of the offering after deducting underwriters’ commissions and discounts and other issuance costs. During the quarter ended March 31, 2013, we received $12.6 million, representing the net proceeds from the secondary offering of our common stock after deducting underwriters’ commissions, discounts and other issuance costs.

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

During June 2012, we entered into a term loan and security agreement with VLL, or the VLL Term Loan Agreement, pursuant to which we borrowed an aggregate principal amount of $11.7 million before debt discounts. We repay the term loan in 39 monthly installments of principal plus accrued interest beginning on June 6, 2012 and ending on August 1, 2015. Amounts borrowed under the loan agreement bear interest per annum at a fixed rate equal to 12.0%.  We may voluntarily prepay the term loan in full by tendering a cash payment equal to the sum of: (i) the accrued and unpaid interest on the term loan as of the date of the prepayment; (ii) the unpaid principal balance of the term loan as of the date of the prepayment, and (iii) the interest that would have accrued and been payable from the date of the prepayment through the stated date of maturity of such term loan had it remained outstanding and been paid in accordance with the terms of the related note (multiplied by 0.80 in the case of repayment after January 1, 2014).  We will also be required to make a payment in an amount equal to $2.0 million at the earlier of (i) a change of control and (ii) September 1, 2015.  As security for amounts outstanding under the loan agreement, we have granted VLL a security interest in substantially all of our assets.

The VLL Term Loan Agreement contains customary affirmative and negative covenants. Pursuant to the terms of the loan agreement, and subject to certain exceptions, we are not permitted, without VLL’s prior written consent, among other things, to:

·                  incur additional indebtedness except for specified permitted indebtedness;

·                  incur any liens on our property, except for specified permitted liens;

·                  change our business from that in which we were engaged or reasonably related businesses at the time of the loan agreement;

·                  merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with any person, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person; or

·                  pay any dividends or make any distributions on our equity securities or repurchase any of our equity, except we may pay dividends payable solely in common stock and may repurchase securities from employees and consultants in a limited manner.

Amounts outstanding under the VLL Term Loan Agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of March 31, 2013, we had debt outstanding under the loan in the amount of $9.3 million, before debt discounts, that bears a fixed interest rate of 12% per year.

As of March 31, 2013, we had cash and cash equivalents of $35.6 million as compared to a cash and cash-equivalents balance of $22.9 million as of December 31, 2012.

Cash Flows from Operating Activities

Our primary use of cash from operating activities has been related to personnel and other operating expenditures as well as purchases of inventory. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Our largest source of operating cash flows is cash collections from our customers. Total cash provided by operating activities was $1.0 million during the three months ended March 31, 2013. Total cash used in operating activities was $10.1 million during the three months ended March 31, 2012.

Cash provided by operating activities was $1.0 million during the three months ended March 31, 2013, which was primarily the result of a net change in operating assets and liabilities of $2.4 million. The change in our net operating assets and liabilities was largely due to increased collections of accounts receivable during the three month period. Inventories also decreased by $0.7 million during the quarter. These decreases in assets were partially offset by a decrease of $2.3 million in accounts payable and accrued liabilities and a decrease of $1.2 million in deferred revenue. The non-cash charges which reduced the net loss of $3.6 million were principally comprised of $1.5 million for stock-based compensation, $0.4 million in depreciation and amortization and $0.3 million in accrued interest on long-term debt.

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

Cash Flows from Investing Activities

Our investing activities solely consisted of our $0.2 million capital expenditures during the three months ended March 31, 2013.

Our investing activities consisted of our short-term investments and capital expenditures during the three months ended March 31, 2012. The cash provided by investing activities of $4.6 million during the three months ended March 31, 2012 reflected the maturity of short-term investments valued at $5.0 million that was partially offset by $0.4 million of capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering and our secondary offering which occurred during the three months ended March 31, 2013, issuance of common stock in conjunction with the exercise of options to purchase our stock, the sale of convertible preferred stock, the incurrence of debt and the use of our line of credit facility. As of March 31, 2013, we had outstanding debt in the amount of $9.3 million before debt discounts.

During the three months ended March 31, 2013, cash provided by financing activities was $11.9 million, which was primarily comprised of the net proceeds from the secondary offering of our common stock in the amount of $12.6 million, and net proceeds from the exercise of stock options of $0.2 million, partially offset by payments on our long-term debt of $0.8 million.

During the three months ended March 31, 2012, cash provided by financing activities was $6.8 million, which was primarily the result of drawing down $6.9 million under our line of credit and the net proceeds from the exercise of stock options in the amount of $5,000 partially offset by taxes paid related to net share settlement of equity awards of $66,000.

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

Contractual Obligations

There were no significant changes during the three months ended March 31, 2013 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. We are obligated to make principal and interest payments on our debt. Our long-term debt carries a fixed interest rate of 12%. As of March 31, 2013, our obligation to make principal, interest and other payments on our debt totaled $12.7 million.

As of March 31, 2013, we had operating lease obligations of $2.5 million, of which the longest remaining lease expires in 2015. Our operating lease in India expires in 2016, but is cancelable after 2013. We have the option to renew the lease for an additional five years. Our outstanding purchase commitments of $5.5 million are due within the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

Foreign Currency Risk

Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended March 31, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $35.6 million and $22.9 million as of March 31, 2013 and December 31, 2012. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, will reduce future interest income. During the three months ended March 31, 2013, a 10% increase or decrease in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our CEO and our chief financial officer, or  CFO, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On October 22, 2010, a complaint was filed by EON Corp. IP Holdings LLC against us and numerous other defendants, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges infringement by the defendants of U.S. Patent 5,592,491. The EON Corp. IP Holdings, LLC Amended Complaint seeks unspecified monetary damages and injunctive relief. Our initial attempts at informally resolving the action were unsuccessful. The defendants filed a joint motion to transfer the case to the Northern District of California, and on January 9, 2012, the Texas court granted the motion to transfer. On August 13, 2012, we answered EON’s second amended complaint, denying the allegations, and asserting that the EON patent is not infringed and is invalid. The case is currently pending before the Honorable Jon S. Tigar, and a Markman hearing is set for May 10, 2013.

In May 2011, Linex Technologies, Inc. filed suit against us and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents 6,757,322 (“322 patent”) and RE42,219 (“219 patent”) and seeking unspecified monetary damages and injunctive relief. On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the ‘322 and ‘219 patents are infringed by 802.11n products imported and sold by us and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and which was granted by the Delaware court. On December 12, 2012, Linex amended its complaint to add a third patent, RE43,812. The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case is now pending before the Honorable Claudia Wilken, and trial has been set for July 28, 2014.

On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against us and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012. No case schedule has been set for this action.

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their past, current or future intellectual property rights. We may also receive requests for indemnity or defense by our customers or end users who receive demands from or who are in litigation with such third parties. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes to our products or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business, results of operations, cash flows and financial position.

Item 1A.  Risk Factors

Risks Related to Our Business and Industry

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered by investors before making an investment decision. Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may harm our business and financial performance. Because of the risks and uncertainties discussed below, as well as other variables affecting our operating results, our past financial performance should not be considered as a reliable indicator of our future performance and investors should not use historical trends to anticipate results or trends in future periods.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and if we require additional funds in the future, such funds may not be available on acceptable terms, or at all.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. While we recently received $12.6 million of net proceeds from a secondary offering of our common stock we may need to raise substantial additional capital due to changes in business conditions or other future developments or in order to:

·                   expand the commercialization of our products;

·                   fund our operations;

·                   continue our research and development;

·                   defend, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

·                  commercialize new products;

·                  service our debt obligations and avoid any restrictions on our operations that may result from a failure to do so; and

·                  acquire companies and in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

·                  successful implementation of, and achieving benefits from, our marketing activities and sales strategies;

·                  market acceptance of our products;

·                  the rate at which the markets for our products develop;

·                  the cost of our research and development activities;

·                  the cost of filing and prosecuting patent applications;

·                  the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

·                  the cost and timing of establishing additional sales, marketing and distribution capabilities;

·                  the cost and timing of establishing additional technical support capabilities;

·                  the effect of competing technological and market developments; and

·                  the market for such funding requirements and overall economic conditions.

We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, as we did in March 2013, our stockholders may experience dilution. The holders of new equity securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. In addition, we believe that the maintenance of cash balances at a level deemed adequate by our customers and potential customers is necessary to maintain and grow the level of our product sales. The unavailability of additional funding on acceptable terms could also result in our delaying development or commercialization of our products or licensing third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize in-house. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce sales, marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

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

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

·                  fluctuations in demand, including due to seasonality, for our products and services. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters; we have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future;

·                  fluctuations in sales cycles and prices for our products and services;

·                  reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

·                  general economic or political conditions in our domestic and international markets, in particular the recent deficit spending and government debt issues impacting the U.S. and Euro zone economies;

·                  limited visibility into customer spending plans;

·                  changing market conditions, including current and potential customer consolidation;

·                  variation in sales channels, product costs or mix of products sold, including the timing of large orders;

·                  the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

·                  the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

·                  our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

·                  the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

·                  delays in customer purchasing cycles in response to our introduction of new products or product transitions;

·                  customer acceptance of new product introductions. For example, we recently introduced new virtualized solutions and software upgrades. These new products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers have not previously purchased products similar to these solutions and upgrades and might not have a specific budget for the purchase of these products;

·                  unpredictability in the development of core, new or adjacent markets, including the public cloud computing market;

·                  the timing of product releases or upgrades by us or by our competitors;

·                  any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

·                  our ability to control costs, including our operating expenses and the costs of the components we purchase;

·                  our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

·                  any increase or decrease in operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

·                  the quality and level of our execution of our business strategy and operating plan;

·                  the effectiveness of our sales and marketing programs, including our ability to provide attractive incentives to our channel partners and customers through our pricing and discount programs; and

·                  our ability to derive anticipated benefits from our investments in sales, marketing, engineering or other activities

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

We have incurred significant losses since our inception, including net losses of $3.6 million and $14.5 million during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, we had an accumulated deficit of $256.6 million and $253.0 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future, including through fiscal year 2013, as a result of the expenses associated with the continued development and expansion of our business. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company, and may also be affected by the timing of  litigation defense costs. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the level of investment in sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase that profitability. As a result, our business could be harmed and our stock price could decline.

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

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results are affected by a number of factors, including:

·                  our sales volume;

·                  fluctuations in demand for our products and services, including seasonal variations;

·                  average selling prices and the potential for increased discounting of products by us or our competitors;

·                  the timing of revenue recognition in any given period as a result of revenue recognition guidance under  accounting principles generally accepted in the U.S.;

·                   our ability to forecast demand and manage lead times for the manufacturing of our products;

·                  shortages in the availability of components used in our products, including components whose manufacturing lead times have increased significantly or may increase in the future;

·                  our ability to control costs, including our operating expenses and the costs of the components we purchase;

·                   our ability to develop and maintain relationships with our channel partners and to increase their sales;

·                   our ability to develop and introduce new products and product enhancements that achieve market acceptance;

·                   any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

·                   reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

·                   changes in the regulatory environment for the certification and sale of our products;

·                   claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or the requirement to pay settlements, damages or expenses associated with any such claims, together with the costs incurred in defending such claims;

·                   other claims made against us and the requirement to pay settlements, damages or expenses associated with any such claims, together with the costs incurred in defending such claims; and

·                   general economic conditions in our domestic and international markets.

Further, as a result of customer buying patterns, historically we have received a substantial portion of a quarter’s sales orders and generated a substantial portion of a quarter’s revenues during the last two weeks of the quarter. If expected revenues at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our inability to deliver products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to properly manage inventory to meet demand, or our inability to release new products on schedule, our revenues for that quarter could be materially and adversely affected and could fall below market expectations.

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

The wireless networking market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. In order to deliver a competitive wireless LAN, our virtualized wireless LAN solutions must be capable of operating with an ever increasing array of wireless devices and an increasingly complex network environment. In addition, our products are designed to be compatible with industry standards for communications over wireless networks. As new wireless devices are introduced and standards in the wireless networking market evolve, we may be required to modify our products and services to make them compatible with these new products and standards. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. For example, the Institute of Electrical and Electronics Engineers, or IEEE, is expected to approve a new standard, IEEE 802.11ac, in 2013. This is a major upgrade of IEEE 802.11 technologies that is intended to enable very high throughput operation for stations in Wi-Fi networks. We are actively working on developing IEEE 802.11ac solutions with our silicon partners. We may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

We must increase market awareness of our brand and our solution and develop and expand our sales channels, and if we are unsuccessful, our business, financial condition and operating results could be adversely affected.

We must improve the market awareness of our brand and solution and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing channel partners to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve sales of our solution could materially increase our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. If we are unable to significantly increase the awareness of our brand and solution, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our business, financial condition and results of operations could be materially and adversely affected.

We compete in highly competitive markets, and competitive pressures from existing and new companies may harm our business and operating results.

The markets in which we compete are highly competitive and are influenced by the following competitive factors:

·                   performance, reliability and predictability of the solution;

·                   initial price and total cost of ownership;

·                   comprehensiveness of the solution;

·                   ability to provide quality customer service and support;

·                   interoperability with other devices;

·                   scalability of the solution;

·                  ability to provide secure mobile access to the network; and

·                  ability to bundle the solution with other networking offerings.

We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or our loss of, market share, any of which could seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, it could materially and adversely affect our competitive position, revenues and prospects for growth.

A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, and develop and expand their product and service offerings more quickly than we. Our competitors with larger volumes of orders and more diverse product offerings may require our VARs and distributors to stop selling our products, or to reduce their efforts to sell our products, which could harm our business and results of operations. In addition, certain of our competitors offer, or may in the future offer, more diverse product offerings and may be able to bundle wireless products with other networking offerings. Potential customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless networking products from an existing supplier rather than a new supplier, regardless of product performance or features.

We expect increased competition if our markets continue to expand. Conditions in our markets, including the vertical markets that we serve, could change rapidly and significantly as a result of technological advancements, funding constraints or other factors. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Cisco’s acquisition of Meraki, Motorola’s acquisition of Symbol Technologies, Hewlett-Packard’s acquisition of Colubris Networks and Juniper Networks’ acquisition of Trapeze Networks. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers’ willingness to purchase from such companies.

If we are unable to hire, integrate and retain qualified personnel, our business will suffer.

Our success is substantially dependent upon the continued service and performance of our senior management team. All of our executive officers are at-will employees, and therefore may terminate employment with us at any time. The loss of the service of any member of our management team, or any other key employee, may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.

Our future success depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Our inability to attract, integrate or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area and India where we have a substantial presence and need for highly-skilled personnel. We may not be successful in attracting qualified personnel to fulfill our current or future needs.

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

Further, fluctuations or a sustained decrease in the price of our stock could affect our ability to attract and retain key personnel. When our stock price declines, our equity incentive awards may lose retention value, which may negatively affect our ability to attract and retain such personnel. We may not be successful in attracting and retaining key personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, key employees could have a material adverse effect on our business.

Our strategy to invest in sales and marketing programs and personnel may not generate the revenue increases anticipated or such revenue increases may only be realized over a longer period than currently expected.

We invest in sales and marketing programs and personnel based on the revenue that we anticipate they will generate, but our expectations may not be met in a timely fashion or at all.  For instance, in early 2011, we commenced a substantial expansion of our field sales organization to provide improved coverage of the growing number of business opportunities in our target markets, and approximately doubled our sales headcount by early 2012. In addition, in late 2011 and early 2012, we made a variety of investments in marketing programs to complement the expansion of our field sales headcount. However, our revenue grew more slowly than we had anticipated, so beginning in the second quarter of 2012, we took steps to reduce our sales and marketing expenses to be more in line with our revenue expectations.

Market awareness of our capabilities and products is essential to our continued growth and our success in the markets in which we compete and intend to compete. If our marketing programs are not successful in creating market awareness of our company and products and the value and need for our products or if the timing and degree of increased revenues resulting from our increased sales and marketing efforts does not meet our expectations, our business, financial condition and results of operations may suffer materially, and we will not be able to achieve sustained growth.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, require us to enter into royalty or licensing agreements, or require expensive changes to our products. As a result, these claims could materially and adversely affect our business, results of operations, cash flows and financial position. For example:

·                                          We previously received letters from, and had lengthy discussions with Motorola, one of our competitors with a large patent portfolio and substantial resources, concerning its allegations that our products infringe certain of its patents. Those negotiations ultimately resulted in us entering into a cross-license with Motorola under which we agreed to pay Motorola $7.3 million, which was paid during the quarter ended September 30, 2011.

·                                          In May 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. The litigation was dismissed after the parties entered into a settlement, license and release agreement on April 13, 2012, in which we agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., and we and Extricom Ltd. each agreed to a cross-license of each other’s patents in exchange for a full release and settlement of the litigation.

In addition, the following lawsuits claiming patent infringement are currently pending against us.

·                                          In October 2010, a complaint was filed by EON Corp. IP Holdings LLC against us and numerous other defendants, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges infringement by the defendants of U.S. Patent 5,592,491. Our initial attempts at informally resolving the action were unsuccessful. The defendants filed a joint motion to transfer the case to the Northern District of California, and on January 9, 2012, the Texas court granted the motion to transfer. On August 13, 2012, we answered EON’s second amended complaint, denying the allegations, and asserting that the EON patent is not infringed and is invalid. The case is currently pending before the Honorable Jon S. Tigar, and a Markman hearing is set for May 10, 2013.

·                                          In May 2011, Linex Technologies, Inc. filed suit against us and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents 6,757,322 (“‘322 patent”) and RE42,219 (“‘219 patent”). On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the ‘322 and ‘219 patents are infringed by 802.11n products imported and sold by us and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and which was granted by the Delaware court. On December 12, 2012, Linex amended its complaint to add a third patent, RE43,812. The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case is now pending before the Honorable Claudia Wilken, and trial has been set for July 28, 2014.

·                                          On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against us and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012. No case schedule has been set for this action.

As our business expands and the number of products and competitors in our markets increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, because we currently have a limited portfolio of issued patents compared to our major competitors, we may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our potential patents may provide little or no deterrence. Many of these potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We may also be required to seek a license and pay royalties for the use of such intellectual property, which license may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.

In addition, much of our business relies on, and many of our products incorporate, proprietary technologies of third parties, including third party commercial software and open source software. We may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms, and such licensing may increase our exposure to claims of infringement by other third parties.

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

We have a limited patent portfolio. To date, we have not applied for patent protection outside of the U.S. While we plan to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

·                  current or future U.S. or future foreign patent applications will be approved;

·                  our issued patents will protect our intellectual property and will not be held invalid or unenforceable if challenged by third parties;

·                  we will succeed in protecting our technology adequately in all key jurisdictions in which we or our competitors operate;

·                  the patents of others will not have an adverse effect on our ability to do business; or

·                  others will not independently develop similar or competing products or methods or design around any patents that may be issued to us.

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

The success of our business depends on enterprises continuing to adopt wireless networks for use with their business-critical applications. The market for enterprise-wide wireless networks has only developed in recent years as enterprises have deployed wireless networks to take advantage of the convenient access to the network that they provide. As businesses seek to run their business-critical applications on these wireless networks, they recognize the limitations of other wireless solutions and the need for our virtualized wireless LAN solution. Ultimately, however, enterprises may elect not to deploy wireless networks and may elect not to run their business-critical applications on a wireless network. Accordingly, demand for our solution may not continue to develop as we anticipate, or at all.

Our sales cycles can be long and unpredictable. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our virtualized wireless LAN solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our solution. Customers typically undertake a significant evaluation process, which frequently involves evaluating not only our products but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our virtualized wireless LAN solution are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially and adversely affected.

Our revenues may decline as a result of changes in public funding of educational institutions.

We have historically generated a substantial portion of our revenues from sales to educational institutions. Public schools receive funding from local tax revenue, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. We believe that the funding for a substantial portion of our sales to educational institutions comes from federal funding, in particular the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connections costs for eligible public educational institutions. In the event that the federal government reduces the amounts dedicated to the E-Rate program in future periods, or eliminates the program completely, our sales to educational institutions may be reduced. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.

Seasonality may cause fluctuations in our operating results.

We believe that our business is subject to significant seasonal factors that may cause the first and third quarters of our fiscal year to have relatively weaker products revenues than the second and fourth fiscal quarters. We believe that this seasonality results from a number of factors, including:

·                                 customers with a December 31 fiscal year end may choose to spend remaining budgets before their year end resulting in a positive impact on our product revenues in the fourth quarter of our fiscal year;

·                                 the structure of our direct sales compensation program may provide additional financial incentives to our sales personnel for exceeding their annual goals;

·                                the timing of our annual training for the entire sales force in our first fiscal quarter combined with the above fourth quarter factors can potentially cause our first fiscal quarter to be seasonally weak;

·                                many of our education customers have procurement and deployment cycles that can result in stronger order flow in our second fiscal quarter than in other quarters, subject to the availability of traditional funding sources, such as the E-Rate program in the United States; and

·                                 seasonal reductions in business activity during the summer months in the United States, Europe and certain other regions may have a negative impact on our third quarter revenues.

We believe that our historical growth, variations in the amount of orders booked in a prior quarter but not shipped until a later quarter and other variations in the amount of deferred revenues may have overshadowed the nature or magnitude of seasonal or cyclical factors in the past. In addition, the timing of one or more large transactions may diminish the impact of seasonal factors in any particular quarterly period. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.

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

Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

·                  increased price competition;

·                  changes in customer or product and service mix;

·                  introduction of new products;

·                  our ability to reduce production costs;

·                  increases in material or labor costs;

·                  increased costs of licensing third party technologies that are used in our products;

·                  excess inventory, inventory holding charges and obsolescence charges;

·                  the timing of revenue recognition and revenue deferrals;

·                  changes in our distribution channels or with our channel sales partners;

·                  increased warranty costs; and

·                  inbound shipping charges.

As a result of any of these factors, or other factors, our gross margin may be adversely affected, which in turn would harm our operating results.

We rely on channel partners to generate a substantial majority of our revenues. If our partners fail to perform, our operating results could be materially and adversely affected.

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 96% and 93% of our total net revenues during the three months ended March 31, 2013 and 2012, respectively. Sales through our channel partners accounted for 94% of our total net revenues during the year ended December 31, 2012. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

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

Our channel partners may be unsuccessful in marketing, selling and supporting our products and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of those products. They may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our VARs or distributors. In these cases, our channel partners may stop selling our products completely. New sales channel partners may take several months or more to achieve significant sales. Our reliance on our channel partners could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates applicable law or our corporate policies. If we fail to effectively manage our existing or future sales channel partners, our business would be seriously harmed.

We base our inventory purchase decisions on our forecasts of customers’ demand and, if our forecasts are inaccurate, our operating results could be materially harmed.

We place orders with our original design manufacturers (ODMs or manufacturers) based on our forecasts of our customers’ demand for our products. Our forecasts are based on multiple assumptions, any of which may introduce errors into our estimates and affect our ability to service our customers. When demand for our products exceeds our forecast, we may not be able to meet demand for our products on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to expedite the manufacture and delivery of additional products. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may purchase more finished goods inventory than we are able to sell when we expect to or at all. As a result, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory against demand would adversely affect our operating results.

Our virtualized wireless LAN solution incorporates complex technology and may contain defects or errors, which could cause harm to our reputation and adversely affect our business.

Our virtualized wireless LAN solution incorporates complex technology and must operate with a significant number and types of wireless devices running new and complex applications in a variety of environments utilizing different wireless communication industry standards. Our products have contained and may in the future contain defects or errors. In some cases, these defects or errors have delayed the introduction of new products. Some errors in our products may only be discovered after a product has been installed and used by customers. These issues are most prevalent when new products or new updates or upgrades are introduced. Any errors or defects discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, damage to our brand and reputation, diversion of engineering resources, and increased service and warranty cost, any of which could materially and adversely affect our business and operating results.

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

We are subject to a number of industry standards established by various standards bodies, such as the IEEE, and we design our products to comply with these standards. As new industry standards emerge, we could be required to invest a substantial amount of resources to develop new products that comply with these standards. For example, we devoted a substantial amount of our research and development resources to design a virtualized wireless LAN solution that could optimize the performance allowed by the 802.11n standard. In addition, the IEEE is expected to approve a new standard, IEEE 802.11ac, in 2013. This is a major upgrade of IEEE 802.11 technologies that is intended to enable very high throughput operation for stations in Wi-Fi networks. We are actively working with our silicon partners on developing IEEE 802.11ac solutions. If our products do not comply with new or changing standards that are ratified by the IEEE or other standards bodies, our ability to sell our products may be adversely affected and we may not realize the benefits of our research and development efforts.

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

Our solution has been deployed in many different environments and is capable of providing wireless access to many different types of wireless devices operating a variety of applications. The ability of our virtualized wireless LAN solution to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting in a wireless device, which is not a problem caused by the network.  Even though certain technical problems experienced by users may not be caused by our solution, users often perceive the underlying cause to be the poor performance of the wireless network. This perception, even if incorrect, could harm our business and reputation.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.

We derive a significant portion of our revenues from customers outside the U.S. During the three months ended March 31, 2013 and 2012, 43% and 50% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

In addition, we have a research and development facility located in India, and we expect to expand our offshore development efforts and general and administrative functions within India and possibly in other countries. We have sales and support personnel in numerous countries worldwide.

Our international operations subject us to a variety of risks, including:

·                   the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

·                   difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

·                   tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

·                   increased exposure to foreign currency exchange rate risk, against which we currently do not hedge;

·                   heightened exposure to political and economic instability, war and terrorism;

·                   reduced protection for intellectual property rights in some countries;

·                   costs of compliance with, and the risks and costs of non-compliance with, differing and changing regulatory and legal requirements in the jurisdictions in which we operate;

·                  heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

·                  multiple conflicting tax laws and regulations;

·                   the need to localize our products for international customers; and

·                   increased cost of terminating employees in some countries.

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

Our product and service sales and our international operations may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Failure to comply with these regulations could adversely affect our business. Further, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, litigation, fines, penalties or the prohibition of the importation or exportation of our products and services and could have a material adverse effect on our business and results of operations.

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

We have a significant research and development center in Bangalore, India and, in recent years, have increased headcount and development activity at this facility. There is no assurance that our reliance upon research and development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our research and development efforts and other operations in India involve significant risks, including:

·                  difficulty hiring and retaining appropriate engineering personnel due to intense competition for such resources and resulting wage inflation;

·                  the knowledge transfer related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;

·                  heightened exposure to change in the economic, security and political conditions in India;

·                  fluctuations in currency exchange rates and regulatory compliance in India; and

·                  interruptions to our operations in India as a result of floods and other natural catastrophic events as well as manmade problems such as power disruptions or terrorism.

Difficulties resulting from the factors above and other risks related to our operations in India could expose us to increased expense, impair our development efforts and harm our competitive position.

We rely on third parties to manufacture our products, and depend on them for the supply and quality of our products.

We utilize ODMs to manufacture our products, and are subject to the risk that those manufacturers will not manufacture products with the quality and performance that our customers expect from our products. Our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. We must also accurately predict the number of products that we will require. If we overestimate our requirements, our manufacturers may assess charges, or we may incur liabilities for excess inventory of finished goods or components, each of which could negatively affect our gross margins. Conversely, if we underestimate our requirements, our manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenues. Quality or performance failures of our products or changes in our manufacturers’ financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our business and operating results. Moreover, an increasing portion of our manufacturing is performed outside the United States, primarily in China and Taiwan, and is, therefore, subject to risks associated with doing business in foreign countries. This includes risks resulting from the perception that certain jurisdictions, including China, do not comply with internationally recognized rights of freedom of expression and privacy and may permit labor practices that are deemed unacceptable under evolving standards of social responsibility. If manufacturing or logistics in these foreign countries is disrupted for any reason, including natural disasters, information technology system failures, military or government actions or economic, business, labor, environmental, public health, or political issues, or if the purchase or sale of products from such foreign countries is prohibited or disfavored our business, financial condition and results of operations could be adversely affected.

Some of the components and technologies used in our products are purchased and licensed from a single source or a limited number of sources. The loss of any of these suppliers may cause us to incur additional transition costs, result in delays in the manufacturing and delivery of our products, or cause us to carry excess or obsolete inventory and could cause us to redesign our products.

While supplies of our components are generally available from a variety of sources, we currently depend on a single source or limited number of sources for several components used in our products. For example, the chipsets that we use in our products are currently available only from a limited number of sources, with whom neither we nor our manufacturers have entered into supply agreements.

We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice, could have a material adverse effect on our business. For example, our access points incorporate certain technology that we license from Qualcomm Atheros, Inc., or Atheros. We have entered into a license agreement with Atheros, and such license agreement automatically renews for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. In the event our license agreement with Atheros is terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources.  The resulting redesign could require procuring additional licenses and incurring additional development costs, and materially and adversely affect our business.

As there are no other sources for these components and technologies,  the loss of any of these suppliers would require that we transition to a new component or technology, which could increase our costs, result in delays in the manufacturing and delivery of our products or cause us to carry excess or obsolete inventory, and we could be required to redesign our hardware and software in order to incorporate components or technologies from alternative sources.

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

We use a third party logistics provider to hold our inventory and fulfill our customer orders. If our third-party logistics provider fails to perform, our ability to deliver our products and to generate revenues would be adversely affected. The failure of our third-party logistics provider to deliver products in a timely manner could lead to the dissatisfaction of our channel partners and customers and damage our reputation, which may cause our channel partners or customers to cancel existing agreements with us and to stop doing business with us. In addition, this reliance on a third-party logistics provider also may impact the timing of our revenue recognition if our logistics provider fails to deliver orders during the prescribed time period. Although we believe that alternative logistics providers are readily available in the market, in the event we are unexpectedly forced to change providers we could experience short-term disruptions in our delivery and fulfillment process that could adversely affect our business.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material and adverse effect on our business and results of operations.

Once our products are deployed within our customers’ networks, our customers depend on our support organization and our channel partners to assist in deploying our products and to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English.  Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

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

We completed our first acquisition, that of Identity Networks, in 2011. In the future we may acquire other businesses, products or technologies. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. We may also face additional challenges, because acquisitions entail numerous risks, including:

·                  difficulties in the integration of acquired operations, technologies, personnel and/or products;

·                  unanticipated costs associated with the acquisition transaction;

·                  the diversion of management’s attention from the regular operations of the business and the challenges of managing larger and more widespread operations;

·                  adverse effects on new and existing business relationships with suppliers and customers;

·                  risks associated with entering geographic or business markets in which we have no or limited prior experience;

·                  the potential loss of key employees of acquired businesses;

·                  an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of products and services from either company; and

·                  delays in realizing or failure to realize the benefits of an acquisition.

Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target is acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we could:

·                  issue equity securities which would dilute current stockholders’ percentage ownership;

·                  incur substantial debt;

·                  incur significant acquisition-related expenses;

·                  assume contingent liabilities; or

·                  expend significant cash.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline or litigation.

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

Our products contain software modules licensed for use from third-party authors under open source licenses, including the GNU Public License, the GNU Lesser Public License, the Apache License and others. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use and the manner in which we use it. If we combine our proprietary software with open source software in a certain manner, we could, under certain of those open source licenses, be required to release the source code of that proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event a license could not be obtained or re-engineering could not be accomplished on a timely and cost-effective basis, any of which could materially and adversely affect our business and operating results.

If we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results could be negatively affected.

Our future growth, if it occurs, could place significant demands on our management, infrastructure and other resources. We may need to increasingly rely on IT systems, some of which we do not currently have significant experience in operating, to help manage critical functions. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure and our operating and administrative systems and controls, and we must continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to our infrastructure, systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause unanticipated increases in our costs. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results may be negatively impacted. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenues, expenses and earnings, or to prevent certain losses. Any future growth would add complexity to our organization and require effective coordination within our organization. Failure to manage any future growth effectively could result in increased costs and harm our business.

Our business, operating results and growth rates may be adversely affected by unfavorable economic or market conditions.

Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will at least remain at close to current levels. However, we cannot be assured of the future level of IT spending and any deterioration in the level of such spending could have a material adverse effect on our results of operations and growth rates. The purchase of our products involves a significant commitment of capital and other resources, therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. For example, we believe that the recent economic downturns in the U.S. and international markets adversely affected our business as customers and potential customers reduced costs by reducing or delaying purchasing decisions. Any unfavorable economic or market conditions could materially and adversely affect our results of operations.

The security of our computer systems may be compromised and harm our business.

A significant portion of our business operations is conducted through use of our computer network.  Although we have implemented security systems and procedures to protect the confidential information stored on these computer systems, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties. As well, they may be able to create system disruptions, shutdowns or effect denial of service attacks. We have been the subject of a denial of service attack in the past, although it did not materially affect our operations. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our networks or client computers, or otherwise exploit any security vulnerabilities, or that misappropriate and distribute confidential information stored on these computer systems.  It is also possible that computer programmers and hackers could penetrate the network security of customers using our solutions. Any of the foregoing could result in damage to our reputation and customer confidence in our products and services, and could require us to incur significant costs to eliminate or alleviate the problem. Additionally, our ability to transact business may be affected. Such damage, expenditures and business interruption could seriously impact our business, financial condition and results of operations.

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

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs are subject to limitations arising from previous ownership changes and it is possible that the recent March 2013 secondary stock offering could result in an ownership change. In addition, if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. As a consequence, we may not be able to utilize a material portion of our NOLs. At December 31, 2012, we had federal and state net operating loss carryforwards of approximately $147.5 million and $141.1 million, respectively, which begin to expire in 2022 and 2012, respectively.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by the following:

·                  earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

·                  changes in the valuation of our deferred tax assets and liabilities;

·                  expiration of, or lapses in, the research and development tax credit laws;

·                  transfer pricing adjustments including the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

·                  tax effects of nondeductible compensation;

·                  tax costs related to intercompany realignments;

·                  changes in accounting principles; or

·                  changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

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

Our products are subject to governmental regulations in a variety of jurisdictions. If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and there could be a material adverse effect on our business and results of operations. For example, radio emissions are subject to regulation in the U.S. and in other countries in which we do business. In the U.S., various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions standards, as well as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electric Equipment (RoHS) regulations with which our products and operations in the European Union must comply. The failure to comply with these regulations could result in the assessment of fines or penalties or other relief against us.

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

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as power disruptions, network security breaches or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. We also have significant research and development activities in India and facilities in Japan, regions known for typhoons, floods and other natural disasters. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, our other facilities or where our ODMs and channel partners are located, could have a material adverse impact on our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our or our customers’ businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our research and development activities that are coordinated between our corporate headquarters in the San Francisco Bay Area and our facility in India. Any disruption to our internal communications, whether caused by a natural disaster or by manmade problems, such as power disruptions or the penetration of our system by “hackers”, could delay our research and development efforts and affect our internal operations. To the extent that such disruptions result in delays or cancellations of customer orders, delay of our research and development efforts or the deployment of our products, or interrupt the orderly operation of our business, our business and operating results could be materially and adversely affected.

If we fail to maintain an effective system of internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The NASDAQ Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place a significant burden on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and our degree of compliance with our policies or procedures may deteriorate. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

·                  actual or anticipated variation in anticipated results of operations of us or our competitors;

·                  the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

·                  announcements by us or our competitors of new products, new or terminated significant contracts, commercial relationships or capital commitments;

·                  additional dilution to our existing shareholders due to new financing activities;

·                  failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet those estimates or the expectations of analysts or investors;

·                  developments or disputes concerning our intellectual property or other proprietary rights;

·                  commencement of, or our involvement in, litigation;

·                  announced or completed acquisitions of businesses or technologies by us or our competitors;

·                  changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

·                  price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the continuing volatility in the financial markets;

·                  rumors and market speculation involving us or other companies in our industry;

·                  any major change in our management;

·                  general economic conditions and slow or negative growth of our markets; and

·                  other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock or do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that equity research and industry analysts publish about us, our business and our products. We do not control these analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if an analyst issues other unfavorable commentary. Additionally, if one or more analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Further, securities analysts may elect not to initiate research coverage of our common stock and such lack of research coverage may adversely affect the market price of our common stock.

Future sales of shares underlying outstanding options, warrants and other rights to acquire our common stock could dilute our existing stockholders and cause our stock price to decline.

As of March 31, 2013, approximately 22.1 million shares of our common stock were issued and outstanding. At that date, we had outstanding options, warrants and other rights to acquire approximately 4.7 million shares of our common stock, including stock options, restricted stock units, restricted stock and shares anticipated to be purchased under our ESPP at the next purchase date, to the extent such securities become vested and are exercised as permitted by the provisions of the plans and agreements applicable to those securities. The weighted-average exercise price for options was $4.83 per share as of March 31, 2013. In addition, on March 31, 2013, there were outstanding warrants to purchase 3.2 million shares of our common stock at a weighted average exercise price of $9.48 per share. If a substantial amount of these additional shares are issued and are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, our existing stockholders will suffer dilution of their percentage ownership of outstanding common stock.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on any of our classes of capital stock to date, and we have contractual restrictions against paying cash dividends that are contained in our loan agreements. We currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders in the foreseeable future.

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

Certain provisions of our certificate of incorporation and bylaws and of Delaware law may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our certificate or incorporation and bylaws include, among other things, the following:

·                  the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

·                  stockholder action can only be taken at a special or regular meeting and not by written consent;

·                  advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

·                  allowing only our board of directors to fill vacancies on our board of directors; and

·                  supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or even a majority, of the stockholders might believe to be in their best interests by preventing or discouraging attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could discourage hostile takeover attempts. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.         Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01*	2013 Management Bonus Plan	8-K	001-34659	10.01	January 29, 2013
10.02*	2013 Sales Executive Bonus Plan	8-K	001-34659	10.02	January 29, 2013
10.03	Underwriting Agreement between Meru Networks, Inc. and William Blair & Company, L.L.C	8-K	001-34659	99.1	February 27, 2013
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101 INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Extension Schema Document					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.LAB	XBRL Taxonomy Label Linkbase Document					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2013

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani
Dr. Bami Bastani President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brett T. White
Brett T. White Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01*	2013 Management Bonus Plan	8-K	001-34659	10.01	January 29, 2013
10.02*	2013 Sales Executive Bonus Plan	8-K	001-34659	10.02	January 29, 2013
10.03	Underwriting Agreement between Meru Networks, Inc. and William Blair & Company, L.L.C	8-K	001-34659	99.1	February 27, 2013
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x
32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101 INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Extension Schema Document					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.LAB	XBRL Taxonomy Label Linkbase Document					x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

*Indicates management contract or compensatory plan or arrangement.