Form 10-Q
period 2013-06-30
MERU NETWORKS INC
filed 2013-08-12
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34659

Meru Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0049840
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of the issuer’s common stock, par value $0.0005, outstanding as of July 26, 2013 was 22,464,000.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,954	$22,855
Accounts receivable, net	14,102	15,040
Inventory	6,778	8,852
Prepaid expenses and other current assets	1,405	884
Total current assets	54,239	47,631
Property and equipment, net	2,232	2,473
Goodwill	1,658	1,658
Intangible assets, net	258	403
Other assets	1,963	2,024
TOTAL ASSETS	$60,350	$54,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,601	$3,027
Accrued liabilities	11,083	13,053
Long-term debt, current portion	3,449	3,197
Deferred revenue, current portion	11,655	12,183
Total current liabilities	29,788	31,460
Long-term debt, net of current portion	4,718	6,499
Deferred revenue, net of current portion	5,860	6,107
Other liabilities	939	530
Total liabilities	41,305	44,596

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 22,446,186 and 18,463,968 shares issued and outstanding as of June 30, 2013 and December 31, 2012	11	9
Additional paid-in capital	279,167	262,887
Accumulated other comprehensive loss	(478)	(298)
Accumulated deficit	(259,655)	(253,005)
Total stockholders’ equity	19,045	9,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,350	$54,189

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Products	$21,686	$20,296	$42,276	$36,099
Support and services	4,730	4,161	8,833	7,719
Ratable products and services	35	42	77	92
Total revenues	26,451	24,499	51,186	43,910
COSTS OF REVENUES:
Products	7,367	7,146	14,684	12,600
Support and services	1,888	1,518	3,664	2,973
Ratable products and services	17	24	39	55
Total costs of revenues*	9,272	8,688	18,387	15,628
Gross margin	17,179	15,811	32,799	28,282
OPERATING EXPENSES:
Research and development*	3,974	3,668	7,662	7,539
Sales and marketing*	12,348	14,979	23,768	30,553
General and administrative*	3,293	3,200	6,578	8,233
Litigation reserve	—	—	—	2,350
Total operating expenses	19,615	21,847	38,008	48,675
Loss from operations	(2,436)	(6,036)	(5,209)	(20,393)
Interest expense, net	(553)	(260)	(1,163)	(289)
Other income (expense), net	11	(14)	(51)	14
Loss before provision for income taxes	(2,978)	(6,310)	(6,423)	(20,668)
Provision for income taxes	89	162	227	291
Net loss	$(3,067)	$(6,472)	$(6,650)	$(20,959)

Net loss per share of common stock:
Basic and diluted	$(0.14)	$(0.36)	$(0.32)	$(1.18)

Shares used in computing net loss per share of common stock:
Basic and diluted	22,268,180	17,845,376	20,926,926	17,773,251

* Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs of revenues	$54	$82	$99	$178
Research and development	212	254	370	609
Sales and marketing	582	683	1,119	1,538
General and administrative	906	770	1,620	1,696

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(3,067)	$(6,472)	$(6,650)	$(20,959)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(187)	(147)	(180)	(120)
Other comprehensive loss, net of tax	(187)	(147)	(180)	(120)
Comprehensive loss	$(3,254)	$(6,619)	$(6,830)	$(21,079)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(6,650)	$(20,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	762	585
Stock-based compensation	3,208	4,021
Accrued interest on long-term debt	493	165
Amortization of issuance costs	123	22
Bad debt expense	29	49
Changes in operating assets and liabilities:
Accounts receivable	909	717
Inventory	2,074	(1,081)
Prepaid expenses and other assets	(517)	(461)
Accounts payable	574	(1,465)
Accrued liabilities	(2,004)	(1,370)
Deferred revenue	(775)	(619)
Net cash used in operating activities	(1,774)	(20,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(442)	(1,110)
Proceeds from maturities of short-term investments	—	5,000
Net cash provided by (used in) investing activities	(442)	3,890

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering costs	12,565	—
Proceeds from long-term debt, net of issuance costs	—	11,489
Proceeds from exercise of stock options	237	5
Proceeds from employee stock purchase plan	358	279
Taxes paid related to net share settlement of equity awards	(86)	(71)
Repayment of long-term debt	(1,652)	—
Net cash provided by financing activities	11,422	11,702
Effect of exchange rate changes on cash and cash equivalents	(107)	(25)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,099	(4,829)
CASH AND CASH EQUIVALENTS - Beginning of period	22,855	35,259
CASH AND CASH EQUIVALENTS - End of period	$31,954	$30,430
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$564	$20
Cash paid for income taxes	$137	$215
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with debt financing	$—	$384

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru”) was incorporated in Delaware in January 2002. Meru and its wholly owned subsidiaries (collectively, the “Company”) develop and market a virtualized wireless Local Area Network (“LAN”) solution. The Company’s solution is built around its patented System Director ™ Operating System which runs on its controllers and access points. The Company offers additional products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are principally sold through value added resellers and distributors with the assistance of the Company’s sales force, and are also sold directly by the Company.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2013 and December 31, 2012, the Company’s results of operations for the three and six months ended June 30, 2013 and 2012, comprehensive loss for the three and six months ended June 30, 2013 and 2012, and its cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. All references to June 30, 2013 or to the three and six months ended June 30, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no impact on total assets, stockholder’s equity or net loss.

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company works with both large and small channel partners, and generally performs ongoing credit evaluations of those customers. The Company maintains reserves for estimated potential credit losses. As of June 30, 2013, four distributor customers accounted for 65% of the Company’s net accounts receivable. As of December 31, 2012, three distributor customers accounted for 68% of the Company’s net accounts receivable. The Company usually does not require collateral on accounts receivable. As of June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $43,000 and $14,000.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact from changes in VSOE or ESP during the three and six months ended June 30, 2013 and 2012.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. The Company did not write down any of its long-lived assets as a result of impairment during the three and six months ended June 30, 2013 and 2012.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test in June 2013 and determined that its goodwill was not impaired.

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

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2013 is as follows (in thousands):

June 30,
2013
Accrued warranty balance — beginning of period	$870
Warranty costs incurred	(46)
Provision for warranty	294
Accrued warranty balance — end of period	$1,118

2. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the six months ended June 30, 2013 is as follows (in thousands):

Currency Translation
Adjustment
Beginning balance at January 1, 2013	$(298)
Other comprehensive loss before reclassifications	(180)
Amounts reclassified from accumulated other comprehensive loss	—
Net current-period other comprehensive loss	(180)
Ending balance at June 30, 2013	$(478)

3. Inventory

Inventory as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30,	December 31,
	2013	2012
Finished goods	$6,474	$8,264
Channel inventory	304	588
Inventory	$6,778	$8,852

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

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2013	2012
Stock awards and stock options to purchase common stock *	4,598,751	4,481,447
Common stock subject to repurchase	—	27
Common stock warrants	3,192,250	3,192,250

* Includes 208,453 and 191,157 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of June 30, 2013 and 2012, based on employee enrollment.

5. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data and that require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. The Company’s cash equivalents are valued using market prices on active markets (Level I). Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from its advisors. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the six months ended June 30, 2013.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of June 30, 2013, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	June 30, 2013
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

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of June 30, 2013
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(385)	$245
Customer relationships	2 years	160	(147)	13
Total		$790	$(532)	$258

	As of December 31, 2012
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(280)	$350
Customer relationships	2 years	160	(107)	53
Total		$790	$(387)	$403

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs of products revenues	$53	$53	$105	$105
Sales and marketing	20	20	40	40
Total amortization expense	$73	$73	$145	$145

As of June 30, 2013, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2013 (remainder)	$118
2014	140
Total	$258

7. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company who served as a member of the Company’s board of directors until May 2012.

Equity investments, especially equity investments in private companies, are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment of its investments. In the event that the fair value of an investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. There were no indicators of impairment during the three and six months ended June 30, 2013 and 2012. The Company has not elected to use the fair value method for this investment.

8. Borrowings

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing VI, Inc. (“VLL”), pursuant to which VLL made a term loan to the Company in the aggregate principal amount of $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations, among others, on the Company’s ability to incur additional indebtedness; its ability to acquire, merge or consolidate with other businesses; and its ability to pay dividends on its equity securities. As of June 30, 2013, the Company was in compliance with all of its loan covenants.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million on the earlier of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded additional interest expense of $0.2 million and $69,000 during the three months ended June 30, 2013 and 2012, and $0.4 million and $69,000 during the six months ended June 30, 2013 and 2012, related to the $2.0 million payment. The Company will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

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

In connection with the VLL Agreement, the Company issued Venture Lending & Leasing, LLC a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. In addition, debt issuance costs of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded net interest expense related to the debt discounts of $59,000 and $22,000 during the three months ended June 30, 2013 and 2012 and $0.1 million and $22,000 during the six months ended June 30, 2013 and 2012. As of June 30, 2013, the remaining unamortized amount of the debt discounts was $0.3 million, of which $0.2 million was classified as a current debt discount.

The scheduled principal payments for the Company’s long-term debt under the VLL Agreement as of June 30, 2013 are as follows (in thousands):

Long-term Debt
Fiscal Years:
2013 (remainder)	$1,755
2014	3,839
2015	2,827
Total	8,421
Less: unamortized discounts	(254)
Less: current portion	(3,449)
Long-term debt, net of current portion	$4,718

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company also has a Loan and Security Agreement with Silicon Valley Bank, dated January 29, 2007 (as amended, the “SVB Agreement”), which presently provides a working capital line of credit of $7.0 million based on eligible accounts receivable. On July 31, 2012, the Company renewed the line of credit for twelve months pursuant to an amendment to the SVB Agreement. The SVB Agreement is collateralized by substantially all of the assets and intellectual property of the Company, with first priority liens on accounts receivable, loan proceeds and the Company’s cash, as between Silicon Valley Bank and VLL. As of June 30, 2013, the working capital line of credit under the SVB Agreement bore interest at the lender’s prime rate. The maximum amount available under this line of credit is based on eligible accounts receivable up to a maximum of $7.0 million, subject to an overall aggregate total outstanding borrowing limit under the VLL Agreement and the SVB Agreement of $20.0 million. The VLL Agreement limits the Company’s borrowings under the line of credit to a period of no more than three business days before and after the end of the quarter, until such time as the Company is able to achieve two consecutive quarters of increasing profitability of at least $1.0 million per quarter (based on non-GAAP income, excluding stock based compensation and other non-cash items) and is subject to the Company’s maintenance of such profitability and the overall aggregate borrowing limit of $20.0 million. As of June 30, 2013 and December 31, 2012, the total amount outstanding under the line of credit was zero and the Company had unused amounts under the line of credit of up to $7.0 million. The Company’s working capital line of credit under the SVB Agreement expired on July 31, 2013.

9. Commitments and Contingencies

Legal Matters

On April 13, 2012, the Company and Extricom Ltd. (“Extricom”) entered into a settlement, license and release agreement (the “Extricom Agreement”). Pursuant to the Extricom Agreement, the Company and Extricom each agreed to:

•         Provide one another with perpetual, fully paid up, non-exclusive worldwide licenses to each of their respective patent portfolios as of the settlement date; and

•      Release one another from certain claims based on infringement or alleged infringement of certain patent rights, including dismissal of then pending litigation.

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

Operating Leases
Fiscal Years:
2013 (remainder)	$886
2014	1,231
2015	231
2016	48
Total	$2,396

Other commitments as of June 30, 2013 totaled approximately $5.3 million and consisted of inventory and other non-cancelable purchase obligations.

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

In October 2010, a complaint was filed by EON Corp. IP Holdings LLC against the Company and numerous other defendants, including Cisco, Sprint, HTC and Aruba Networks, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges infringement by the defendants of U.S. Patent No. 5,592,491 (“491 Patent”). The Company’s initial attempts at informally resolving the action were unsuccessful. The defendants filed a joint motion to transfer the case to the Northern District of California, and on January 9, 2012, the Texas court granted the motion to transfer. On August 13, 2012, the Company answered EON’s second amended complaint, denying the allegations, and asserting that the EON patent is not infringed and is invalid. The case is currently pending before the Honorable Jon S. Tigar. A pre-trial Markman claim construction hearing was held on May 10, 2013 and on July 8, 2013, Judge Tigar issued a Markman Order construing and determining the validity of certain claims of the ‘491 Patent. Trial has been set for October 20, 2014. While a loss is reasonably possible, the Company is unable to estimate the potential amount of any loss at this time, because the matter involves unresolved questions of fact and law, including with respect to validity and infringement, and there have been no case-dispositive motions filed. Accordingly, the Company cannot estimate the potential financial impact this action could have on the Company’s business, operating results, cash flows or financial position.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In May 2011, Linex Technologies, Inc. filed suit against the Company and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents No. 6,757,322 (“322 patent”) and RE42,219 (“219 patent”). On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the ‘322 and ‘219 patents are infringed by 802.11n products imported and sold by the Company and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and which was granted by the Delaware court. On December 12, 2012, Linex amended the complaint to add a third patent, U.S. Patent No. RE43,812 (“812 patent”). The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case is now pending before the Honorable Claudia Wilken, and trial has been set for July 28, 2014. A mediation session has been set for October 17, 2013, with opening Markman and dispositive motions also due on that day. This case is still in its discovery stage and there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this early stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on the Company’s business, operating results, cash flows or financial position.

On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against the Company and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. The Company filed its answer to the complaint on October 8, 2012. The case is now pending before the Honorable Leonard P. Stark, and the court has not yet set a scheduling conference. Discovery has only just begun, and there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. Additionally, no case-dispositive motions have been filed. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this early stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on the Company’s business, operating results, cash flows or financial position.

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

Indemnifications — Our customer agreements generally include certain provisions for indemnifying such customers against certain liabilities, including if our products infringe a third party’s intellectual property rights. From time to time, we receive requests for indemnification from our customers. We review these requests on a case-by-case basis and may choose to assume the defense of such litigation asserted against our customers. We have agreed in certain circumstances to indemnify certain suppliers and service providers in connection with liabilities they may incur in connection with the provision of services to us. To date, we have not incurred any material costs as a result of such indemnification provisions and we have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In addition, our Bylaws provide that we shall indemnify our directors, officers, employees and agents to the extent such person becomes a party or is threatened to become a party to litigation or other proceedings arise by reason of their service to the Company, subject to certain limitations . In addition, we have entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of the Company which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.  The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers.

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

The relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. As of June 30, 2013, this warrant has not been exercised and was still outstanding.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant. These common stock warrants are exercisable, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the years ended 2011 and 2010, warrants to purchase 1,265,293 and 54,764 shares were exercised utilizing a cashless exercise provision. There were no exercises in 2012 and during the six months ended June 30, 2013. As of June 30, 2013, the remaining warrants to purchase 2,723,957 shares of common stock at a weighted average exercise price of $10.76 per share have not been exercised and were still outstanding.

11. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants.

2013 New Employee Stock Inducement Plan

On June 6, 2013, the Company’s Board of Directors approved the Company’s 2013 New Employee Stock Inducement Plan (the “2013 Plan”), under which 500,000 shares of common were reserved for issuance.  The 2013 Plan is designed to attract new employees by providing for awards in the form of restricted shares, stock units, options (which shall be nonstatutory stock options) or stock appreciation rights. As of June 30, 2013, 120,000 shares of restricted stock units were issued and outstanding and 380,000 shares of common stock were available for future issuance under the 2013 Plan.

Stock Incentive Plans

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

The Company’s stock-based compensation expense was $1.8 million during each of the three months ended June 30, 2013 and 2012 and was $3.2 million and $4.0 million during the six months ended June 30, 2013 and 2012, respectively.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and six months ended June 30, 2013 and 2012 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.6%	0.8%	0.6%	1.0%
Expected life (in years)	4.0	5.0	4.1	5.1
Expected volatility	71.8%	59.4%	70.9%	58.7%

A summary of the Company’s stock award activity during the six months ended June 30, 2013 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2013	1,752,468	3,515,952	$5.07	8.2	$396
Additional options authorized	738,559	—	—
Inducement shares authorized	500,000	—	—
Options granted	(270,200)	270,200	3.58
Inducement restricted stock units granted	(120,000)	—	—
Restricted stock granted	(606,227)	—	—
Cancelled options	465,090	(465,090)	6.04
Restricted stock returned	126,709	—	—
Exercised options	—	(64,584)	3.97
Outstanding — June 30, 2013	2,586,399	3,256,478	$4.83	8.3	$1,658
Vested and expected to vest — June 30, 2013		2,481,294	$4.98	8.1	$1,300
Vested — June 30, 2013		1,096,107	$6.83	6.9	$245

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value of options exercised was $32,000 and zero for the three months ended June 30, 2013 and 2012 and was $79,000 and $18,000 for the six months ended June 30, 2013 and 2012, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of June 30, 2013 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $2.17	344,772	8.7	$1.67	84,314	$1.67
$2.18 - $4.33	1,302,450	9.1	$3.39	81,086	$3.39
$4.34 - $6.50	1,026,178	8.2	$4.94	412,735	$4.94
$6.51 - $8.67	397,990	6.4	$7.86	358,812	$7.86
$8.68 - $21.68	185,088	5.8	$13.77	159,160	$13.75
	3,256,478	8.3	$4.83	1,096,107	$6.83

As of June 30, 2013, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $7.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants increase the amount of compensation expense that will be recorded.

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

Exchange Offer—On July 26, 2012, the Company commenced an offer to eligible employees to exchange options to purchase shares of the Company’s common stock outstanding on July 26, 2012, (a) which had an exercise price greater than $2.00 per share, (b) that were granted under the Company’s 2002 Stock Incentive Plan or the 2010 Plan, and (c) that did not vest upon the achievement of certain performance criteria (“Eligible Options”). The Company’s CEO and its non-employee directors were not eligible to participate in the offer. Eligible Options tendered were exchanged for an equal number of new nonqualified stock options to be granted under the 2010 Plan (the “New Options”) following the expiration of the offer; provided, however, that certain eligible officers received a lesser number of New Options, depending on the exercise price of the Eligible Options they tendered. Options to purchase 960,443 shares of common stock (the “Exchanged Options”) were cancelled and exchanged for options to purchase 692,682 shares of common stock with a new vesting schedule of 25% vest after the first year of service, and ratably monthly over the remaining 36 months contingent upon continued employment with the Company on the date of vest. The offer expired on August 22, 2012. The New Options were granted following the expiration of the offer with an exercise price of $3.40 per share, which was the closing price of the Company’s stock as reported by the Nasdaq Global Market on August 23, 2012. This modification resulted in an incremental charge of $0.5 million, which is being amortized over the 4-year vesting period of the New Options in addition to the unamortized expense related to the Exchanged Options.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restricted Stock Awards and Restricted Stock Units— The Company has issued restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and members of the board of directors. These restricted shares have vesting periods ranging from three months to four years from the date of issuance and vesting is subject to the recipient continuing to provide service to the Company for the duration of the vesting period. In addition, the vesting of some RSUs is performance based and the vesting of those RSUs is subject to the achievement of specific performance metrics in addition to continued service.

During the six months ended June 30, 2013, the Company issued 726,227 RSUs, of which 120,000 RSUs were issued from the 2013 Plan. The Company recognized stock-based compensation in the amount of $1.0 million and $0.7 million for RSAs and RSUs awarded during the three months ended June 30, 2013 and 2012 and $2.0 million and $1.7 million for RSAs and RSUs awarded during the six months ended June 30, 2013 and 2012.

A summary of the Company’s RSA activity during the six months ended June 30, 2013 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Awards	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2013	2,400	$13.73	$6
Restricted stock awards granted	—	—
Restricted stock awards released	(1,200)	13.73
Restricted stock awards forfeited	(1,200)	13.73
Outstanding — June 30, 2013	—	$—	$—

A summary of the Company’s RSU activity during the six months June 30, 2013 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2013	809,542	$7.32	$2,145
Restricted stock units granted	726,227	4.13
Restricted stock units released	(294,121)	6.12
Restricted stock units forfeited	(107,828)	6.40
Outstanding — June 30, 2013	1,133,820	$5.68	$4,569

The majority of the RSUs that vested in the six months ended June 30, 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the six months ended June 30, 2013, 295,321 RSUs and RSAs vested with an intrinsic value of approximately $1.2 million. The Company withheld 17,681 of these shares to satisfy approximately $86,000 of employees’ minimum tax obligation on the vested RSUs.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (“ESPP”), effective upon the closing of the Company’s IPO. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, shares equal to the lesser of 1% of the outstanding shares of the Company on such date or a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added after March 30, 2020.

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected life (in years)	0.8	0.5	0.8	0.5
Expected volatility	96.0%	70.7%	96.0%	65.8%

The Company recognized compensation expense related to the ESPP in the amount of $0.1 million and $96,000 for the three months ended June 30, 2013 and 2012 and $0.3 million and $0.2 million for the six months ended June 30, 2013 and 2012. The Company issued 189,994 shares of common stock during the six months ended June 30, 2013. The Company had 253,055 shares of its common stock available for future issuance under the ESPP as of June 30, 2013.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$15,102	$11,935	$29,174	$21,598
United Kingdom	4,110	6,370	8,256	9,500
Rest of EMEA	3,051	2,641	5,539	5,146
Asia Pacific	2,376	1,942	5,099	4,622
Rest of Americas	1,812	1,611	3,118	3,044
Total	$26,451	$24,499	$51,186	$43,910

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2013	2012
United States	$1,278	$1,328
India	945	1,131
Japan	9	14
Total	$2,232	$2,473

13. Income Taxes

The Company’s provision for income taxes was $89,000 and $0.2 million for the three months ended June 30, 2013 and 2012 and was $0.2 million and $0.3 million for the six months ended June 30, 2013 and 2012, consisting primarily of provisions for foreign income taxes.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company has a reseller in Japan that is a related party by virtue of its ownership of shares of the Company’s stock during the six months ended June 30, 2013 and 2012. The total revenue from this related party amounted to $0.2 million for each of the three months ended June 30, 2013, and 2012 and $0.4 million for each of the six months ended June 30, 2013 and 2012. Accounts receivable from the reseller were $26,000 and $16,000 as of June 30, 2013 and December 31, 2012.

The Company has a distributor in Japan that was a related party by virtue of its ownership of shares of the Company’s stock in 2012. However, as of December 31, 2012, this distributor is no longer a related party due to the fact that it no longer owns shares of the Company’s stock. The total revenue from this related party amounted to $325,000 and $936,000 for the three and six months ended June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This Periodic Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Part II, Item 1A. Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors.

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

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by approximately 7,900 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities. However, at the present time, we are focusing the majority of our sales and marketing efforts on the three key vertical markets of education, healthcare and hospitality.

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

Since inception, we have expended significant resources on our research and development operations. Our research and development activities were primarily conducted at our headquarters in Sunnyvale, California until 2005, when we significantly expanded our research and development operations in Bangalore, India. In 2006, we began developing products specifically to leverage the capabilities of a new wireless communication standard promulgated by the Institute of Electrical and Electronics Engineers, or IEEE, the 802.11n standard, and began commercial shipments of our 802.11n products in the second half of 2007. In July 2013, we announced an 802.11ac solution.

We believe several emerging trends and developments will be integral to the future growth of our business. The growing number of wireless devices and the increased expectations of the users of these devices are driving demand for better performing wireless networks. Enterprises increasingly view wireless networks as a means to deliver better service to their customers and increase the productivity of their workforce, and as a result, they are shifting from the casual use of wireless networks to the strategic use of wireless networks for business-critical applications. Further, enterprises are increasingly realizing that wireless networks designed to optimize the 802.11n standard and the new 802.11ac standard can deliver the capacity and performance to support their business-critical applications.

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

On March 18, 2012, our board of directors appointed Dr. Bami Bastani, who previously served as the president, chief executive officer, and board member of companies in the mobility, consumer, and broadband markets, as our president and CEO, and a member of our board of directors. Effective June 11, 2013, our board of directors appointed Brian R. McDonald, as our Chief Financial Officer, or CFO. Mr. McDonald has more than 30 years of financial and business experience and has served as CFO in a number of Silicon Valley technology companies, including both publicly traded and private companies.

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

Our revenues have grown from $1.1 million in 2005 to $97.5 million in 2012 and were $51.2 million during the six months ended June 30, 2013. However, it is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

We have incurred losses since inception as we grow our business and invested in research and development, sales and marketing, and administrative functions, and we anticipate that we will continue to suffer operating losses through the remainder of fiscal year 2013. As of June 30, 2013, we had an accumulated deficit of $259.7 million. We believe that a strong balance sheet, with sufficient cash and cash equivalents to grow our business and instill customer confidence, is important to our continued success. Therefore, during the first quarter of 2013, we engaged in a secondary offering of our Common Stock which generated $12.6 million, net of underwriting discounts, commissions and offering expenses.  As of June 30, 2013, we had cash and cash equivalents of $32.0 million.

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

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Products revenues	$42,276	$36,099
Support and services revenues	8,833	7,719
Gross margin-products and support and services	64%	64%
Loss from operations (1)	$(5,209)	$(20,393)
Cash and cash equivalents	31,954	30,430
Net cash used in operating activities	(1,774)	(20,396)

(1) Includes stock-based compensation expense of:	$3,208	$4,021

Gross margin-products and support and services. We monitor gross margin to measure our cost efficiencies, including primarily whether our manufacturing costs and component costs are in line with our product revenues and whether our personnel costs associated with our technical support, professional services and training teams are in line with our support and services revenues.

Net cash used in operating activities. We monitor cash flow from operations as a measure of our overall business performance. Our primary use of cash from operating activities has been related to personnel and other operating expenditures as well as purchases of inventory. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization, stock-based compensation expenses, accrued interest on long-term debt and amortization of issuance costs, thereby allowing us to better understand and manage the cash needs of our business.

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

Interest Expense, Net. During the three and six months ended June 30, 2013 and 2012, interest expense, net consists primarily of interest expense on debt and customer prompt payment discounts. As of June 30, 2013, we had $8.4 million of outstanding debt before debt discounts.

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

There have been no significant changes in our accounting policies during the six months ended June 30, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended June 30,
	2013		2012
REVENUES:
Products	$21,686	82.0%	$20,296	82.8%
Support and services	4,730	17.9	4,161	17.0
Ratable products and services	35	0.1	42	0.2
Total revenues	26,451	100.0	24,499	100.0
COSTS OF REVENUES:
Products	7,367	27.9	7,146	29.2
Support and services	1,888	7.1	1,518	6.2
Ratable products and services	17	0.1	24	0.1
Total costs of revenues	9,272	35.1	8,688	35.5
Gross margin	17,179	64.9	15,811	64.5
OPERATING EXPENSES:
Research and development	3,974	15.0	3,668	15.0
Sales and marketing	12,348	46.7	14,979	61.1
General and administrative	3,293	12.4	3,200	13.0
Total operating expenses	19,615	74.1	21,847	89.1
Loss from operations	(2,436)	(9.2)	(6,036)	(24.6)
Interest expense, net	(553)	(2.1)	(260)	(1.1)
Other income (expense), net	11	—	(14)	—
Loss before provision for income taxes	(2,978)	(11.3)	(6,310)	(25.7)
Provision for income taxes	89	0.3	162	0.7
Net loss	$(3,067)	(11.6)%	$(6,472)	(26.4)%

Revenues

Our total revenues increased by $2.0 million, or 8.0%, to $26.5 million during the three months ended June 30, 2013 from $24.5 million during the three months ended June 30, 2012. This increase was primarily the result of increased demand for our products particularly in the United States and Asia Pacific regions during the three months ended June 30, 2013.

Products revenues increased by $1.4 million, or 6.8%, to $21.7 million during the three months ended June 30, 2013 from $20.3 million during the three months ended June 30, 2012. The increase was primarily a result of an increase in unit shipments particularly in the United States and Asia Pacific regions during the three months ended June 30, 2013.

Support and services revenues increased by $0.6 million, or 13.7%, to $4.7 million during the three months ended June 30, 2013 from $4.2 million during the three months ended June 30, 2012. The increase in support and services revenues is a result of increased product sales particularly in the United States and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $7,000, or 16.7%, to $35,000 during the three months ended June 30, 2013 from $42,000 during the three months ended June 30, 2012.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $0.6 million, or 6.7%, to $9.3 million during the three months ended June 30, 2013 from $8.7 million during the three months ended June 30, 2012.  Overall gross margins, as a percentage of total revenues, increased to 64.9% during the three months ended June 30, 2013 from 64.5% during the three months ended June 30, 2012. Our product gross margins increased to 66.0% during the three months ended June 30, 2013 from 64.8% during the three months ended June 30, 2012. This increase in the product gross margin was primarily the result of product mix consisting of higher margin items. Our support and services gross margins decreased to 60.1% during the three months ended June 30, 2013 from 63.5% during the three months ended June 30, 2012. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services.

Operating Expenses

Our operating expenses decreased by $2.2 million, or 10.2%, to $19.6 million during the three months ended June 30, 2013 from $21.8 million during the three months ended June 30, 2012, and decreased as a percentage of revenue from 89.1% during the three months ended June 30, 2012 to 74.1% during the three months ended June 30, 2013.

Research and Development Expenses

Research and development expenses increased by $0.3 million, or 8.3%, to $4.0 million during the three months ended June 30, 2013 from $3.7 million during the three months ended June 30, 2012. This increase is the result of an increase of $0.3 million in research and development personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.6 million, or 17.6%, to $12.3 million during the three months ended June 30, 2013 from $15.0 million during the three months ended June 30, 2012. Beginning in the second quarter of 2012, we took steps to bring our sales and marketing expenses in line with our revenue expectations. This resulted in a decrease of $2.5 million in sales and marketing personnel costs as a result of lower headcount and a decrease of $0.1 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $93,000, or 2.9%, to $3.3 million during the three months ended June 30, 2013 from $3.2 million during the three months ended June 30, 2012. This increase is the result of an increase of $0.1 million in stock-based compensation expense.

Interest Expense, net

Interest expense, net increased by $0.3 million, to $0.6 million during the three months ended June 30, 2013, from $0.3 million during the three months ended June 30, 2012. This increase is primarily due to the interest expense associated with the $12.0 million loan agreement the Company entered with Venture Lending and Leasing IV, Inc., or VLL, in the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Six Months Ended June 30,
	2013		2012
REVENUES:
Products	$42,276	82.6%	$36,099	82.2%
Support and services	8,833	17.3	7,719	17.6
Ratable products and services	77	0.1	92	0.2
Total revenues	51,186	100.0	43,910	100.0
COSTS OF REVENUES:
Products	14,684	28.7	12,600	28.7
Support and services	3,664	7.1	2,973	6.8
Ratable products and services	39	0.1	55	0.1
Total costs of revenues	18,387	35.9	15,628	35.6
Gross margin	32,799	64.1	28,282	64.4
OPERATING EXPENSES:
Research and development	7,662	15.0	7,539	17.2
Sales and marketing	23,768	46.4	30,553	69.6
General and administrative	6,578	12.9	8,233	18.7
Litigation reserve	—	—	2,350	5.3
Total operating expenses	38,008	74.3	48,675	110.8
Loss from operations	(5,209)	(10.2)	(20,393)	(46.4)
Interest expense, net	(1,163)	(2.3)	(289)	(0.6)
Other income, net	(51)	(0.1)	14	—
Loss before provision for income taxes	(6,423)	(12.6)	(20,668)	(47.0)
Provision for income taxes	227	0.4	291	0.7
Net loss	$(6,650)	(13.0)%	$(20,959)	(47.7)%

Revenues

Our total revenues increased by $7.3 million, or 16.6%, to $51.2 million during the six months ended June 30, 2013 from $43.9 million during the six months ended June 30, 2012. This increase was primarily the result of increased demand for our products particularly in the United States and Asia Pacific regions during the six months ended June 30, 2013.

Products revenues increased by $6.2 million, or 17.1%, to $42.3 million during the six months ended June 30, 2013 from $36.1 million during the six months ended June 30, 2012. The increase was primarily a result of an increase in unit shipments particularly in the United States and Asia Pacific regions during the six months ended June 30, 2013.

Support and services revenues increased by $1.1 million, or 14.4%, to $8.8 million during the six months ended June 30, 2013 from $7.7 million during the six months ended June 30, 2012. The increase in support and services revenues is a result of increased product sales particularly in the United States and Asia Pacific regions, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $15,000, or 16.3%, to $77,000 during the six months ended June 30, 2013 from $92,000 during the six months ended June 30, 2012.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $2.8 million, or 17.7%, to $18.4 million during the six months ended June 30, 2013 from $15.6 million during the six months ended June 30, 2012. Overall gross margins, as a percentage of total revenues, decreased to 64.1% during the six months ended June 30, 2013 from 64.4% during the six months ended June 30, 2012. Our product gross margins increased to 65.3% during the six months ended June 30, 2013 from 65.1% during the six months ended June 30, 2012. This increase in the product gross margin was primarily the result of our product mix consisting of higher margin items. Our support and services gross margins decreased to 58.5% during the six months ended June 30, 2013 from 61.5% during the six months ended June 30, 2012. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services.

Operating Expenses

Our operating expenses decreased by $10.7 million, or 21.9%, to $38.0 million during the six months ended June 30, 2013 from $48.7 million during the six months ended June 30, 2012. Our operating expenses decreased as a percentage of revenue from 110.8% during the six months ended June 30, 2012 to 74.3% during the six months ended June 30, 2013.

Research and Development Expenses

Research and development expenses increased by $0.1 million, or 1.6%, to $7.7 million during the six months ended June 30, 2013 from $7.5 million during the six months ended June 30, 2012. This increase is primarily the result of an increase of $0.3 million in research and development personnel costs offset by a decrease of $0.2 million in stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $6.8 million, or 22.2%, to $23.8 million during the six months ended June 30, 2013 from $30.6 million during the six months ended June 30, 2012. Beginning in the second quarter of 2012, we took steps to bring our sales and marketing expenses in line with our revenue expectations. This resulted in a decrease of $4.7 million in sales and marketing personnel costs as a result of lower headcount, a decrease of $0.9 million in sales and marketing program expenses, a decrease of $0.4 million in travel expenses and a decrease of $0.4 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased by $1.7 million, or 20.1%, to $6.6 million during the six months ended June 30, 2013 from $8.2 million during the six months ended June 30, 2012. This decrease is primarily the result of a decrease of $0.9 million in costs related to our former CEO’s transitional employment agreement and the executive search fees for the current CEO and a decrease of $0.6 million in legal fees related to the settlement of certain litigation matters.

Litigation Reserve Expense

During the six months ended June 30, 2012, we entered into a settlement, license and release agreement with Extricom. We expensed the full $2.4 million in the six months ended June 30, 2012 as we did not believe the agreement provides any future benefits to us.

Interest Expense, net

Interest expense, net increased by $0.9 million, to $1.2 million during the six months ended June 30, 2013, from $0.3 million during the six months ended June 30, 2013. This increase is primarily due to a result of an increase in interest expense related to the $12.0 million loan agreement with VLL in the six months ended June 30, 2012.

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

Amounts outstanding under the VLL Term Loan Agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of June 30, 2013, we had debt outstanding under the loan in the amount of $8.4 million, before debt discounts, that bears a fixed interest rate of 12% per year.

On July 31, 2012, we renewed our line of credit with Silicon Valley Bank for twelve months. The debt is collateralized by substantially all of our assets and intellectual property, with first priority liens relative to the VLL Term Loan Agreement described in the next paragraph, on accounts receivable, loan proceeds and our cash. The maximum amount available under this line of credit is based on eligible accounts receivable up to a maximum of $7.0 million, subject to an overall aggregate total outstanding borrowing limit under the VLL Term Loan Agreement of $20.0 million. The VLL Term Loan Agreement also provides that we are limited to borrowings under the line of credit for a period of no more than three business days before and after the end of the quarter, until we are able to achieve two consecutive quarters of increasing profitability of at least $1.0 million per quarter (based on non-GAAP income, excluding stock based compensation and other non-cash items), so long as we maintain such profitability and subject to the overall aggregate borrowing limit of $20.0 million. As of June 30, 2013, the total amount outstanding under the line of credit was zero and we had unused amounts under the line of credit of up to $7.0 million. The Company’s working capital line of credit under the SVB Agreement expired on July 31, 2013.

As of June 30, 2013, we had cash and cash equivalents of $32.0 million as compared to a cash and cash-equivalents balance of $22.9 million as of December 31, 2012.

Cash Flows from Operating Activities

Our primary use of cash from operating activities has been related to personnel and other operating expenditures as well as purchases of inventory. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Our largest source of operating cash flows is cash collections from our customers. Total cash used by operating activities was $1.8 million during the six months ended June 30, 2013. Total cash used in operating activities was $20.4 million during the six months ended June 30, 2012.

Cash used in operating activities of $1.8 million during the six months ended June 30, 2013 reflected a net loss of $6.7 million, partially offset by non-cash charges of $4.6 million and changes in our net operating assets and liabilities of $0.3 million during the six months ended June 30, 2013. The non-cash charges were principally comprised of $3.2 million in stock-based compensation, $0.8 million in depreciation and amortization and $0.5 million in accrued interest on long-term debt.  The change in our net operating assets and liabilities was comprised of a decrease of $2.1 million in inventory, a decrease of $0.9 million in accounts receivable and an increase of $0.6 million in accounts payable, which were partially offset by a decrease of $2.0 million in accrued liabilities, a decrease of $0.8 million in deferred revenues and an increase of $0.5 million in prepaid expenses and other assets.

Cash used in operating activities of $20.4 million during the six months ended June 30, 2012 reflected a net loss of $21.0 million and changes in our net operating assets and liabilities of $4.3 million during the six months ended June 30, 2012, partially offset by non-cash charges of $4.8 million, $4.0 million of which relates to stock-based compensation. The change in our net operating assets and liabilities was comprised of a decrease of $2.8 million in accounts payable and accrued liabilities, an increase of $1.1 million in inventory, a decrease of $0.6 million in deferred revenues and an increase of $0.5 million in prepaid expenses and other assets was partially offset by a decrease of $0.7 million in accounts receivable.

Cash Flows from Investing Activities

During the six months ended June 30, 2013, our investing activities solely consisted of our $0.4 million capital expenditures.

During the six months ended June 30, 2012, our investing activities have consisted of our short-term investments and capital expenditures. The cash provided by investing activities of $3.9 million during the six months ended June 30, 2012 reflected $5.0 million in proceeds from the maturities of short-term investments that was partially offset by $1.1 million of capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering and our secondary offering which occurred during the six months ended June 30, 2013, issuance of common stock in conjunction with the exercise of options to purchase our stock, the sale of convertible preferred stock, the incurrence of debt and the use of our line of credit facility. As of June 30, 2013, we had outstanding debt in the amount of $8.4 million before debt discounts.

During the six months ended June 30, 2013, cash provided by financing activities was $11.4 million, which was primarily comprised of the net proceeds from the secondary offering of our common stock in the amount of $12.6 million, and proceeds from the exercise of stock options and the purchases under the employee stock purchase plan of $0.6 million, partially offset by payments on our long-term debt of $1.7 million.

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

Contractual Obligations

There were no significant changes during the six months ended June 30, 2013 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. We are obligated to make principal and interest payments on our debt. Our long-term debt carries a fixed interest rate of 12%. As of June 30, 2013, our obligation to make principal, interest and other payments on our debt totaled $11.6 million.

As of June 30, 2013, we had operating lease obligations of $2.4 million, of which the longest remaining lease expires in 2016. Our operating lease in India expires in 2016, but is cancelable after 2013. We have the option to renew the lease for an additional five years. Our outstanding purchase commitments of $5.3 million are due within the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the six months ended June 30, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $32.0 million and $22.9 million as of June 30, 2013 and December 31, 2012, respectively. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, will reduce future interest income. During the six months ended June 30, 2013, a 10% increase or decrease in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

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

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on the business, operating results, cash flows or financial position of the Company. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses. The information set forth under Note 9, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated by reference.

For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. While we received $12.6 million of net proceeds from a secondary offering of our common stock in the first quarter of 2013, we may need to raise substantial additional capital due to changes in business conditions or other future developments or in order to:

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

Our future funding requirements will depend on many factors, including:

•                  successful implementation of, and achieving benefits from, our marketing activities and sales strategies;

•                  market acceptance of our products;

•                  the rate at which the markets for our products develop;

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

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or guidance.

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile global economic environment, particularly in the U.S. and Europe, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. A significant portion of our quarterly sales typically occurs during the last month of the quarter, often within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred recently and at other times in the past, or if the guidance we provide to the market falls below the expectations of investors or securities analysts, as has occurred recently and at other times in the past, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

•                  variation in sales channels, product costs or mix of products sold, including the timing of large orders;

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

•                  customer acceptance of new product introductions. For example, we recently introduced a new access point based on 802.11ac technology. This product may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers might have recently purchased our 802.11n access points and are not ready to further invest in the newer 802.11ac technology. In addition, these target customers might not have previously purchased products based on 802.11ac technology and might not have a specific budget for the purchase of these products;

•                  unpredictability in the development of core, new or adjacent markets, including the public cloud computing market;

•                  the timing of product releases or upgrades by us or by our competitors;

•                  our ability to execute our sales strategy in focusing primarily on customers in the three verticals of education, hospitality and healthcare;

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

•                  any increase or decrease in operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•                  the quality and level of our execution of our business strategy and operating plan;

•                  the effectiveness of our sales and marketing programs, including our ability to provide attractive incentives to our channel partners and customers through our pricing and discount programs; and

•                  our ability to derive anticipated benefits from our investments in sales, marketing, engineering or other activities.

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

We have incurred significant losses since our inception, including net losses of $6.7 million and $21.0 million during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, we had an accumulated deficit of $259.7 million and $253.0 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future, including through fiscal year 2013, as a result of the expenses associated with the continued development and expansion of our business. Additionally, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company, and may also be affected by the timing of litigation defense costs. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the level of investment in sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase that profitability. As a result, our business could be harmed and our stock price could decline.

Fluctuations in our revenues and operating results could cause the market price of our common stock to decline.

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. It is possible that our operating results in some periods may be below expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results are affected by a number of factors, including:

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

•                  our ability to develop and maintain relationships with our channel partners and to increase their sales;

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

•                  other claims made against us and the requirement to pay settlements, damages or expenses associated with any such claims, together with the costs incurred in defending such claims; and

•                  general economic conditions in our domestic and international markets.

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

•                  performance, reliability and predictability of the solution;

•                  initial price and total cost of ownership;

•                  comprehensiveness of the solution;

•                  ability to provide quality customer service and support;

•                  interoperability with other devices;

•                  scalability of the solution;

•                  ability to provide secure mobile access to the network; and

•                  ability to bundle the solution with other networking offerings.

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

The wireless networking market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. In order to deliver a competitive wireless LAN, our virtualized wireless LAN solutions must be capable of operating with an ever increasing array of wireless devices and an increasingly complex network environment. In addition, our products are designed to be compatible with industry standards for communications over wireless networks. As new wireless devices are introduced and standards in the wireless networking market evolve, we may be required to modify our products and services to make them compatible with these new products and standards. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. For example, the Institute of Electrical and Electronics Engineers, or IEEE, is expected to approve a new standard, IEEE 802.11ac, in late 2013 or early 2014. This is a major upgrade of IEEE 802.11 technologies that is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced an 802.11ac solution. However, we may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all, for future technologies. If we fail to address these changes successfully, our business and operating results could be materially harmed.

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

We are subject to a number of industry standards established by various standards bodies, such as the IEEE, and we design our products to comply with these standards. As new industry standards emerge, we could be required to invest a substantial amount of resources to develop new products that comply with these standards. For example, we devoted a substantial amount of our research and development resources to design a virtualized wireless LAN solution that could optimize the performance allowed by the 802.11n standard. In addition, the IEEE is expected to approve a new standard, IEEE 802.11ac, in late 2013 or early 2014. This is a major upgrade of IEEE 802.11 technologies that is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced an 802.11ac solution. If our products do not comply with new or changing standards that are ratified by the IEEE or other standards bodies, our ability to sell our products may be adversely affected and we may not realize the benefits of our research and development efforts.

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

We derive a significant portion of our revenues from customers outside the U.S. During the six months ended June 30, 2013 and 2012, 43% and 51% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

•                  increased exposure to foreign currency exchange rate risk, against which we currently do not hedge;

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

•                  the need to localize our products for international customers; and

•                  increased cost of managing employees in foreign countries, including increased costs of terminating employees in certain jurisdictions.

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

Another significant risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations, such as the U.K. Anti-Bribery Act of 2010. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and foreign laws and regulations applicable to us. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other channel partners, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.

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

In addition, we are currently subject to the lawsuits involving patent infringement as set forth under Note 9, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q. Although no assurance may be given, we believe that we are not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, operating results, cash flows or financial position. We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined that we do not have material exposure, or we are unable to develop a range of reasonably possible losses.

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

•                  our issued patents will protect our intellectual property and will not be held invalid or unenforceable if challenged by third parties;

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

•                  increased warranty costs, including providing additional products at no, or limited, cost to our customers to resolve product performance issues; and

•                  inbound shipping charges.

As a result of any of these factors, or other factors, our gross margin may be adversely affected, which in turn would harm our operating results.

We rely on channel partners to generate a substantial majority of our revenues. If our partners fail to perform, our operating results could be materially and adversely affected.

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 98% and 97% of our total net revenues during the three and six months ended June 30, 2013, respectively. Sales through our channel partners accounted for 95% and 94% of our total net revenues during the three and six months ended June 30, 2012, respectively. Sales through our channel partners accounted for 94% of our total net revenues during the year ended December 31, 2012. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Westcon Group, Ingram Micro, Scansource Catalyst and SiraCom distribute a significant amount of our products worldwide. Resale of product through Westcon Group, Ingram Micro, Scansource Catalyst and SiraCom accounted for 71% of our worldwide net revenues during the six months ended June 30, 2013. Resale of product through Westcon Group, Catalyst Telecom and SiraCom accounted for 57%, 53% and 51%, of our worldwide net revenues in 2012, 2011 and 2010, respectively. Resale of product through Ingram Micro, although less than 10% in 2011 and 2010, accounted for 11% of our worldwide net revenues in 2012.

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

We rely on two third parties for the fulfillment of our customer orders, and the failure of these third parties to perform could have an adverse effect upon our reputation and our ability to distribute our products, which could cause a material reduction in our revenues.

We use two third party logistics providers to hold our inventory and fulfill our customer orders. If these third-party logistics providers fail to perform, our ability to deliver our products and to generate revenues would be adversely affected. The failure of our third-party logistics providers to deliver products in a timely manner could lead to the dissatisfaction of our channel partners and customers and damage our reputation, which may cause our channel partners or customers to cancel existing agreements with us and to stop doing business with us. In addition, this reliance on third-party logistics providers also may impact the timing of our revenue recognition if our logistics providers fail to deliver orders during the prescribed time period. Although we believe that alternative logistics providers are readily available in the market, in the event we are unexpectedly forced to change providers we could experience short-term disruptions in our delivery and fulfillment process that could adversely affect our business.

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

•                  assume contingent liabilities; or

•                  expend significant cash.

We invest in companies for both strategic and financial reasons, but may not realize a return on our investments in every instance.

We have made, and may continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

Furthermore, if the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may seek to dispose of the investment. Our non-marketable equity investments in private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities and impairment charges related to debt instruments as well as equity and other investments.

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

As of June 30, 2013, approximately 22.4 million shares of our common stock were issued and outstanding. At that date, we had outstanding options, warrants and other rights to acquire approximately 4.6 million shares of our common stock, including stock options, restricted stock units, restricted stock and shares anticipated to be purchased under our ESPP at the next purchase date, to the extent such securities become vested and are exercised as permitted by the provisions of the plans and agreements applicable to those securities. The weighted-average exercise price for options was $4.83 per share as of June 30, 2013. In addition, on June 30, 2013, there were outstanding warrants to purchase 3.2 million shares of our common stock at a weighted average exercise price of $9.48 per share. If a substantial amount of these additional shares are issued and are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, our existing stockholders will suffer dilution of their percentage ownership of outstanding common stock.

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

Exhibit			Incorporated by Reference		Filing	Filed
No.	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
10.1*	Employment offer letter between Brian R. McDonald and Meru Networks, Inc.	8-K	001-34659	10.1	June 10, 2013

10.2*	Severance and Change of Control Agreement between Meru Networks, Inc. and Brian R. McDonald.	8-K	001-34659	10.2	June 10, 2013

10.3*	2013 New Employee Stock Inducement Plan	8-K	001-34659	10.3	June 10, 2013

10.4*	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2013 New Employee Stock Inducement Plan.	8-K	001-34659	10.4	June 10, 2013

10.5*	Indemnification Agreement between Meru Networks, Inc. and its directors and executive officers	8-K	001-34659	10.01	July 25, 2013

10.6*	Employment offer letter between Mark Liu and Meru Networks, Inc.					x

10.7*	Severance and Change of Control Agreement between Meru Networks, Inc. and Mark Liu					x

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1**	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

101 INS***	XBRL Instance Document	x

101.SCH***	XBRL Taxonomy Extension Schema Document	x

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	x

101.CAL***	XBRL Taxonomy Calculation Linkbase Document	x

101.LAB***	XBRL Taxonomy Label Linkbase Document	x

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	x

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

Dated: August 12, 2013

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani
Dr. Bami Bastani
President, Chief Executive Officer and Director
(Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Exhibit Index

Exhibit			Incorporated by Reference		Filing	Filed
No.	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
10.1*	Employment offer letter between Brian R. McDonald and Meru Networks, Inc.	8-K	001-34659	10.1	June 10, 2013

10.2*	Severance and Change of Control Agreement between Meru Networks, Inc. and Brian R. McDonald.	8-K	001-34659	10.2	June 10, 2013

10.3*	2013 New Employee Stock Inducement Plan	8-K	001-34659	10.3	June 10, 2013

10.4*	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2013 New Employee Stock Inducement Plan.	8-K	001-34659	10.4	June 10, 2013

10.5*	Indemnification Agreement between Meru Networks, Inc. and its directors and executive officers	8-K	001-34659	10.01	July 25, 2013

10.6*	Employment offer letter between Mark Liu and Meru Networks, Inc.					x

10.7*	Severance and Change of Control Agreement between Meru Networks, Inc. and Mark Liu					x

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1**	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS***	XBRL Instance Document	x

101.SCH***	XBRL Taxonomy Extension Schema Document	x

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	x

101.CAL***	XBRL Taxonomy Calculation Linkbase Document	x

101.LAB***	XBRL Taxonomy Label Linkbase Document	x

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	x

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