Form 10-Q
period 2013-09-30
MERU NETWORKS INC
filed 2013-11-01
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-34659

Meru Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0049840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock, par value $0.0005, outstanding as of October 24, 2013 was 22,653,000.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,654	$22,855
Accounts receivable, net	10,592	15,040
Inventory	6,164	8,852
Prepaid expenses and other current assets	1,679	884
Total current assets	53,089	47,631
Property and equipment, net	2,209	2,473
Goodwill	1,658	1,658
Intangible assets, net	193	403
Other assets	1,927	2,024
TOTAL ASSETS	$59,076	$54,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,606	$3,027
Accrued liabilities	12,035	13,053
Long-term debt, current portion	3,581	3,197
Deferred revenue, current portion	13,395	12,183
Total current liabilities	31,617	31,460
Long-term debt, net of current portion	3,775	6,499
Deferred revenue, net of current portion	5,923	6,107
Other liabilities	1,128	530
Total liabilities	42,443	44,596

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 22,616,702 and 18,463,968 shares issued and outstanding as of September 30, 2013 and December 31, 2012	11	9
Additional paid-in capital	280,443	262,887
Accumulated other comprehensive loss	(582)	(298)
Accumulated deficit	(263,239)	(253,005)
Total stockholders’ equity	16,633	9,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,076	$54,189

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Products	$19,634	$20,910	$61,910	$57,009
Support and services	4,752	4,432	13,585	12,151
Ratable products and services	14	44	91	136
Total revenues	24,400	25,386	75,586	69,296
COSTS OF REVENUES:
Products	6,567	7,191	21,251	19,791
Support and services	1,853	1,764	5,517	4,737
Ratable products and services	8	24	47	79
Total costs of revenues*	8,428	8,979	26,815	24,607
Gross margin	15,972	16,407	48,771	44,689
OPERATING EXPENSES:
Research and development*	3,726	4,072	11,388	11,611
Sales and marketing*	12,306	13,830	36,074	44,383
General and administrative*	3,036	3,496	9,614	11,729
Litigation reserve	—	—	—	2,350
Total operating expenses	19,068	21,398	57,076	70,073
Loss from operations	(3,096)	(4,991)	(8,305)	(25,384)
Interest expense, net	(414)	(721)	(1,577)	(1,010)
Other income (expense), net	24	35	(27)	49
Loss before provision for income taxes	(3,486)	(5,677)	(9,909)	(26,345)
Provision for income taxes	97	119	324	410
Net loss	$(3,583)	$(5,796)	$(10,233)	$(26,755)

Net loss per share of common stock:
Basic and diluted	$(0.16)	$(0.32)	$(0.48)	$(1.50)

Shares used in computing net loss per share of common stock:
Basic and diluted	22,525,060	18,014,335	21,465,492	17,854,199

* Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs of revenues	$86	$73	$185	$251
Research and development	175	300	545	909
Sales and marketing	446	638	1,565	2,176
General and administrative	636	760	2,256	2,456

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(3,583)	$(5,796)	$(10,233)	$(26,755)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(104)	89	(284)	(31)
Other comprehensive income (loss), net of tax	(104)	89	(284)	(31)
Comprehensive loss	$(3,687)	$(5,707)	$(10,517)	$(26,786)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(10,233)	$(26,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,155	968
Stock-based compensation	4,551	5,792
Accrued interest on long-term debt	673	414
Amortization of issuance costs	178	98
Provision for (recovery of) bad debt	(5)	25
Changes in operating assets and liabilities:
Accounts receivable	4,452	7,608
Inventory	2,688	(3,522)
Prepaid expenses and other assets	(832)	(454)
Accounts payable	(421)	(3,146)
Accrued liabilities	(987)	(46)
Deferred revenue	1,027	1,257
Net cash provided by (used in) operating activities	2,246	(17,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(832)	(2,343)
Proceeds from maturities of short-term investments	—	5,000
Net cash provided by (used in) investing activities	(832)	2,657

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering costs	12,574	—
Proceeds from long-term debt, net of issuance costs	—	11,489
Proceeds from exercise of stock options	249	73
Proceeds from employee stock purchase plan	358	279
Taxes paid related to net share settlement of equity awards	(174)	(114)
Repayment of long-term debt	(2,517)	(788)
Net cash provided by financing activities	10,490	10,939
Effect of exchange rate changes on cash and cash equivalents	(105)	3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,799	(4,162)
CASH AND CASH EQUIVALENTS - Beginning of period	22,855	35,259
CASH AND CASH EQUIVALENTS - End of period	$34,654	$31,097
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$825	$341
Cash paid for income taxes	$308	$261
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with debt financing	$—	$384

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2013 and December 31, 2012, the Company’s results of operations for the three and nine months ended September 30, 2013 and 2012, comprehensive loss for the three and nine months ended September 30, 2013 and 2012, and its cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. All references to September 30, 2013 or to the three and nine months ended September 30, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no impact on total assets, stockholder’s equity or net loss.

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

Concentration of Supply Risk — The Company relies on third parties to manufacture its products, and depends on them for the supply and quality of its products. Quality or performance failures of the Company’s products or changes in its manufacturers’ financial or business condition could disrupt the Company’s ability to supply quality products to its customers and thereby have a material and adverse effect on its business and operating results. Some of the components and technologies used in the Company’s products are purchased and licensed from a single source or a limited number of sources. The loss of any of these suppliers may cause the Company to incur additional transition costs, result in delays in the manufacturing and delivery of its products, or cause it to carry excess or obsolete inventory and could cause it to redesign its products. The Company relies on third parties for the fulfillment of its customer orders, and the failure of these third parties to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products, which could adversely affect the Company’s business.

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company works with both large and small channel partners, and generally performs ongoing credit evaluations of those customers. The Company maintains reserves for estimated potential credit losses. As of September 30, 2013, two distributor customers accounted for 49% of the Company’s net accounts receivable. As of December 31, 2012, three distributor customers accounted for 68% of the Company’s net accounts receivable. The Company usually does not require collateral on accounts receivable. As of September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was immaterial.

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

For sales of stand-alone software, the Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of all undelivered elements exists. The Company establishes VSOE for these arrangements based on sales of support services arrangements on a stand-alone basis. The normal pricing for multi-year support services arrangements is based on the normal price of a one year support services arrangement multiplied by the number of years of support services which is then adjusted for the time value of money and the decreased sales and fulfillment effort for support service periods of longer than one year. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the software product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have VSOE is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact from changes in VSOE or ESP during the three and nine months ended September 30, 2013 and 2012.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. The Company did not write down any of its long-lived assets as a result of impairment during the three and nine months ended September 30, 2013 and 2012.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test in June 2013 and determined that its goodwill was not impaired. As of September 30, 2013, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2013 is as follows (in thousands):

September 30,
2013
Accrued warranty balance — January 1, 2013	$870
Warranty costs incurred	(77)
Provision for warranty	415
Accrued warranty balance — September 30, 2013	$1,208

2. Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists — a consensus of the FASB Emerging Issues Task Force, which requires an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss (NOL) or similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented gross as a liability. The guidance is effective prospectively for fiscal years, and interim periods beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The Company will adopt this standard in the first quarter of 2014 and does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2013 is as follows (in thousands):

Currency Translation
Adjustment
Beginning balance at January 1, 2013	$(298)
Other comprehensive loss before reclassifications	(284)
Net current-period other comprehensive loss	(284)
Ending balance at September 30, 2013	$(582)

4. Inventory

Inventory as of September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30,	December 31,
	2013	2012
Finished goods	$5,675	$8,264
Channel inventory	489	588
Inventory	$6,164	$8,852

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Net Loss Per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share of common stock excludes stock awards prior to vesting and also those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net loss per share of common stock is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted shares outstanding calculation, restricted stock units, stock options to purchase common stock, common stock subject to repurchase, and warrants to purchase common stock are considered to be common stock equivalents. In periods in which the Company has reported a net loss, the common stock equivalents have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive under the treasury stock method.

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2013	2012
Stock awards and stock options to purchase common stock *	4,889,344	4,967,085
Common stock warrants	3,192,250	3,192,250

* Includes 209,500 and 191,581 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of September 30, 2013 and 2012, based on employee enrollment.

6. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data and that require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. The Company’s cash equivalents are valued using market prices on active markets (Level I). Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from its advisors. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the nine months ended September 30, 2013.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of September 30, 2013, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	September 30, 2013
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

7. Goodwill and Intangible Assets

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

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of September 30, 2013
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(437)	$193
Customer relationships	2 years	160	(160)	—
Total		$790	$(597)	$193

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

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs of products revenues	$52	$52	$157	$157
Sales and marketing	13	20	53	60
Total amortization expense	$65	$72	$210	$217

As of September 30, 2013, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2013 (remainder)	$53
2014	140
Total	$193

8. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company who served as a member of the Company’s board of directors until May 2012.

Equity investments, especially equity investments in private companies, are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment of its investments. In the event that the fair value of an investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. There were no indicators of impairment during the three and nine months ended September 30, 2013 and 2012. The Company has not elected to use the fair value method for this investment.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing VI, Inc. (“VLL”), pursuant to which VLL made a term loan to the Company in the aggregate principal amount of $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations, among others, on the Company’s ability to incur additional indebtedness; its ability to acquire, merge or consolidate with other businesses; and its ability to pay dividends on its equity securities. As of September 30, 2013, the Company was in compliance with all of its loan covenants.

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million on the earlier of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded additional interest expense of $0.2 million during each of the three months ended September 30, 2013 and 2012, and $0.6 million and $0.3 million during the nine months ended September 30, 2013 and 2012, respectively, related to the $2.0 million payment. The Company will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

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

In connection with the VLL Agreement, the Company issued Venture Lending & Leasing, LLC a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. In addition, debt issuance costs of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded net interest expense related to the debt discounts of $54,000 and $76,000 during the three months ended September 30, 2013 and 2012 and $0.2 million and $98,000 during the nine months ended September 30, 2013 and 2012. As of September 30, 2013, the remaining unamortized amount of the debt discounts was $200,000, of which $154,000 was classified as a current debt discount.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The scheduled principal payments for the Company’s long-term debt under the VLL Agreement as of September 30, 2013 are as follows (in thousands):

Long-term Debt
Fiscal Years:
2013 (remainder)	$890
2014	3,839
2015	2,827
Total	7,556
Less: unamortized discounts	(200)
Less: current portion	(3,581)
Long-term debt, net of current portion	$3,775

The Company had a Loan and Security Agreement with Silicon Valley Bank, dated January 29, 2007 (as amended, the “SVB Agreement”), which provided a working capital line of credit of $7.0 million based on eligible accounts receivable. On July 31, 2012, the Company renewed the line of credit for twelve months pursuant to an amendment to the SVB Agreement. This working capital line of credit under the SVB Agreement expired on July 31, 2013. As of September 30, 2013 and December 31, 2012, the total amount outstanding under the line of credit was zero.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Operating Leases — The Company leases office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2015. In addition, the Company leases space for a research and development facility in Bangalore, India pursuant to an operating lease that expires in 2016, which is noncancelable prior to 2014. The Company has the option to renew the lease in Bangalore, India for an additional five years. The Company also leases office space for sales offices and test facilities in multiple locations around the world under noncancelable operating leases that expire at various dates. Commitments under these operating leases are as follows (in thousands):

Operating Leases
Fiscal Years:
2013 (remainder)	$410
2014	1,284
2015	237
2016	50
Total	$1,981

Other commitments as of September 30, 2013 totaled approximately $8.5 million and consisted of inventory and other non-cancelable purchase obligations.

Litigation— The Company is subject to various claims arising in the ordinary course of business. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on the business, operating results, cash flows or financial position of the Company. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses.

In October 2010, a complaint was filed by EON Corp. IP Holdings LLC against the Company and numerous other defendants, including Cisco, Sprint, HTC and Aruba Networks, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges infringement by the defendants of U.S. Patent No. 5,592,491 (“491 Patent”). The Company’s initial attempts at informally resolving the action were unsuccessful. The defendants filed a joint motion to transfer the case to the Northern District of California, and on January 9, 2012, the Texas court granted the motion to transfer. On August 13, 2012, the Company answered EON’s second amended complaint, denying the allegations, and asserting that the EON patent is not infringed and is invalid. The case is currently pending before the Honorable Jon S. Tigar. A pre-trial Markman claim construction hearing was held on May 10, 2013 and on July 8, 2013, Judge Tigar issued a Markman Order construing and determining the validity of certain claims of the ‘491 Patent. The parties are currently working to confirm dates for a mediation session. Trial has been set for October 20, 2014. While a loss is reasonably possible, the Company is unable to estimate the potential amount of any loss at this time, because the matter involves unresolved questions of fact and law, including with respect to validity and infringement, and there have been no case-dispositive motions filed. Accordingly, the Company cannot estimate the potential financial impact this action could have on the Company’s business, operating results, cash flows or financial position.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In May 2011, Linex Technologies, Inc. filed suit against the Company and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents No. 6,757,322 (“322 patent”) and RE42,219 (“219 patent”). On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the ‘322 and ‘219 patents are infringed by 802.11n products imported and sold by the Company and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and which was granted by the Delaware court. On December 12, 2012, Linex amended the complaint to add a third patent, U.S. Patent No. RE43,812 (“812 patent”). The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case is now pending before the Honorable Claudia Wilken, and trial has been set for July 28, 2014. Opening Markman and dispositive motions are due on November 7, 2013. A court-ordered mediation session has not yet been scheduled. This case is still in its discovery stage and there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this early stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on the Company’s business, operating results, cash flows or financial position.

On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against the Company and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. The Company filed its answer to the complaint on October 8, 2012. The case is now pending before the Honorable Leonard P. Stark.  The court has scheduled a claim construction hearing for April 11, 2014.  The court has not yet set a trial date. Discovery has only just begun, and there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. Additionally, no case-dispositive motions have been filed. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this early stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on the Company’s business, operating results, cash flows or financial position.

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

11. Warrants for Common Stock

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

The relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. As of September 30, 2013, this warrant has not been exercised and was still outstanding.

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant. These common stock warrants are exercisable, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the years ended 2011 and 2010, warrants to purchase 1,265,293 and 54,764 shares were exercised utilizing a cashless exercise provision. There were no exercises in 2012 and during the nine months ended September 30, 2013. As of September 30, 2013, the remaining warrants to purchase 2,723,957 shares of common stock at a weighted average exercise price of $10.76 per share have not been exercised and were still outstanding.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants.

2013 New Employee Stock Inducement Plan

On June 6, 2013, the Company’s Board of Directors approved the Company’s 2013 New Employee Stock Inducement Plan (the “2013 Plan”), under which 500,000 shares of common stock were reserved for issuance.  The 2013 Plan is designed to attract new employees by providing for awards in the form of restricted stock units, restricted stock awards, stock options (which shall be nonstatutory stock options) or stock appreciation rights. As of September 30, 2013, 315,000 shares of restricted stock units were issued and outstanding and 185,000 shares of common stock were available for future issuance under the 2013 Plan.

Inducement Plan and Agreement with Chief Executive Officer

In March 2012, the Company granted options to purchase 600,000 shares of common stock under the Inducement Stock Option Plan and Agreement, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, to Dr. Bami Bastani, Chief Executive Officer (“CEO”), as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company’s compensation committee of the board of directors, as specified under the Listing Rules of the Nasdaq Stock Market. As of September 30, 2013, options to purchase 600,000 shares of common stock were issued and outstanding under the Inducement Stock Option Plan and Agreement and a total of 80,000 shares of restricted stock units were issued and outstanding under the Restricted Stock Unit Plans and Agreements.

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

The Company’s stock-based compensation expense was $1.3 million and $1.8 million during the three months ended September 30, 2013 and 2012 and was $4.6 million and $5.8 million during the nine months ended September 30, 2013 and 2012, respectively.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and nine months ended September 30, 2013 and 2012 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Expected Dividend—The Company has never paid dividends and currently does not expect to pay dividends.

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

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.0%	0.7%	0.7%	0.9%
Expected life (in years)	4.2	4.8	4.1	4.9
Expected volatility	72.8%	65.6%	71.5%	61.7%

A summary of the Company’s stock award activity during the nine months ended September 30, 2013 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2013	1,752,468	3,515,952	$5.07	8.2	$396
Additional options authorized	738,559	—	—
Inducement shares authorized	500,000	—	—
Options granted	(386,175)	386,175	3.59
Inducement restricted stock units granted	(315,000)	—	—
Restricted stock granted	(1,336,427)	—	—
Cancelled options	858,694	(858,694)	5.97
Restricted stock returned	314,218	—	—
Exercised options	—	(69,073)	3.88
Outstanding — September 30, 2013	2,126,337	2,974,360	$4.65	8.1	$594
Vested and expected to vest — September 30, 2013		2,325,044	$4.77	7.9	$466
Vested — September 30, 2013		1,289,885	$5.79	7.2	$186

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value of options exercised was $7,000 and $0.1 million for the three months ended September 30, 2013 and 2012 and was $86,000 and $0.1 million for the nine months ended September 30, 2013 and 2012, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of September 30, 2013 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $2.17	331,738	8.5	$1.67	106,921	$1.67
$2.18 - $4.33	1,267,103	8.8	$3.40	350,980	$3.40
$4.34 - $6.50	938,486	7.8	$4.90	427,904	$4.90
$6.51 - $8.67	282,314	6.2	$7.88	268,005	$7.88
$8.68 - $21.68	154,719	6.6	$13.77	136,075	$13.66
	2,974,360	8.1	$4.65	1,289,885	$5.79

As of September 30, 2013, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $8.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants increase the amount of compensation expense that will be recorded.

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

During the nine months ended September 30, 2013, the Company issued 1,651,427 RSUs, of which 315,000 RSUs were issued from the 2013 Plan and 1,336,427 RSUs were issued from the 2010 Plan. The Company recognized stock-based compensation in the amount of $1.0 million for RSAs and RSUs awarded during each of the three months ended September 30, 2013 and 2012 and $3.0 million and $2.6 million for RSAs and RSUs awarded during the nine months ended September 30, 2013 and 2012, respectively.

A summary of the Company’s RSA activity during the nine months ended September 30, 2013 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Awards	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2013	2,400	$13.73	$6
Restricted stock awards granted	—	—
Restricted stock awards released	(1,200)	13.73
Restricted stock awards forfeited	(1,200)	13.73
Outstanding — September 30, 2013	—	$—	$—

A summary of the Company’s RSU activity during the nine months September 30, 2013 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2013	809,542	$7.32	$2,145
Restricted stock units granted	1,651,427	3.93
Restricted stock units released	(485,607)	5.94
Restricted stock units forfeited	(269,878)	5.90
Outstanding — September 30, 2013	1,705,484	$4.65	$5,577

The majority of the RSUs that vested in the nine months ended September 30, 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the nine months ended September 30, 2013, 486,807 RSUs and RSAs vested with an intrinsic value of approximately $1.9 million. The Company withheld 43,140 of these shares to satisfy approximately $0.2 million of employees’ minimum tax obligation on the vested RSUs.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employee Stock Purchase Plan — In March 2010, the Company’s board of directors approved the 2010 Employee Stock Purchase Plan (“ESPP”), effective upon the closing of the Company’s IPO. The price of the common stock purchased under the ESPP shall be the lower of 85% of the market value of the Company’s common stock at the beginning of the offering period or 85% of the market value of the Company’s common stock on the last trading day of the applicable offering period. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011, additional shares equal to the lesser of 1% of the outstanding shares of the Company on such date or a lesser amount determined by the Company’s board of directors will be reserved for issuance under the ESPP; provided, however, that no annual increase shall be added after March 30, 2020.

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	0.1%	0.2%	0.1%	0.1%
Expected life (in years)	0.8	0.5	0.8	0.5
Expected volatility	96.0%	79.9%	96.0%	70.6%

The Company recognized compensation expense related to the ESPP in the amount of $0.1 million and $67,000 for the three months ended September 30, 2013 and 2012 and $0.4 million and $0.3 million for the nine months ended September 30, 2013 and 2012. The Company issued 189,994 shares of common stock during the nine months ended September 30, 2013. The Company had 253,055 shares of its common stock available for future issuance under the ESPP as of September 30, 2013.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$11,373	$13,756	$40,547	$35,354
United Kingdom	5,767	5,406	14,023	14,906
Rest of EMEA	2,896	2,939	8,435	8,085
Asia Pacific	2,094	2,055	7,193	6,677
Rest of Americas	2,270	1,230	5,388	4,274
Total	$24,400	$25,386	$75,586	$69,296

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2013	2012
United States	$1,352	$1,328
India	850	1,131
Japan	7	14
Total	$2,209	$2,473

14. Income Taxes

The Company’s provision for income taxes was $0.1 million for each of the three months ended September 30, 2013 and 2012 and was $0.3 million and $0.4 million for the nine months ended September 30, 2013 and 2012, consisting primarily of provisions for foreign income taxes.

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

15. Related-Party Transactions

In 2011, the Company invested in a private company that was considered a related party. The investee was co-founded by Dr. Vaduvur Bharghavan, who ceased being a member of the Company’s board of directors in May 2012. The total investment in this related party amounted to $1.3 million. See Note 8 for further discussion of this investment.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company has a reseller in Japan that is a related party by virtue of its ownership of shares of the Company’s stock during the nine months ended September 30, 2013 and 2012. The total revenue from this related party amounted to $0.1 million and $0.2 million for the three months ended September 30, 2013, and 2012 and $0.5 million and $0.6 million for each of the nine months ended September 30, 2013 and 2012. Accounts receivable from the reseller were $63,000 and $16,000 as of September 30, 2013 and December 31, 2012.

The Company has a distributor in Japan that was a related party by virtue of its ownership of shares of the Company’s stock in 2012. However, as of December 31, 2012, this distributor is no longer a related party due to the fact that it no longer owns shares of the Company’s stock. The total revenue from this related party amounted to $0.4 million and $1.3 million for the three and nine months ended September 30, 2012.

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

We were founded in January 2002 with the vision of developing a virtualized wireless LAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized wireless LAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, such as hospitality, and have significantly expanded our geographic reach. To date, our products have been deployed by approximately 7,900 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities. However, at the present time, we are focusing the majority of our sales and marketing efforts on the three key vertical markets of education, healthcare and hospitality.

We outsource the manufacturing of our hardware products, including all of our access points and controllers, to original design manufacturers. We also outsource the warehousing and delivery of our products to a third-party logistics provider in the United States for worldwide fulfillment.

Our products and support services are sold worldwide, primarily through value-added resellers, or VARs, and distributors, which serve as our channel partners. We employ a sales force that is responsible for managing sales within each geographic territory in which we market and sell our products.

Since inception, we have expended significant resources on our research and development operations. Our research and development activities were primarily conducted at our headquarters in Sunnyvale, California until 2005, when we significantly expanded our research and development operations in Bangalore, India. In 2006, we began developing products specifically to leverage the capabilities of a new wireless communication standard promulgated by the Institute of Electrical and Electronics Engineers, or IEEE, the 802.11n standard, and began commercial shipments of our 802.11n products in the second half of 2007. In July 2013, we further announced an 802.11ac solution.

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

Our revenues have grown from $1.1 million in 2005 to $97.5 million in 2012 and were $75.6 million during the nine months ended September 30, 2013. However, it is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

There can be significant seasonal factors that may cause the first and third quarters of our fiscal year to have relatively weaker products revenues than the second and fourth fiscal quarters. Those factors include year-end spending, end of year sales incentives, the procurement and deployment cycles of our education customers and seasonal reductions in business activities during the summer.  The magnitude of this seasonality may be overshadowed by overall growth in product sales, variation in deferred revenue, and the timing of large transactions. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.

We have incurred losses since inception as we grow our business and invest in research and development, sales and marketing, and administrative functions, and we anticipate that we will continue to suffer operating losses through the remainder of fiscal year 2013. As of September 30, 2013, we had an accumulated deficit of $263.2 million. We believe that a strong balance sheet, with sufficient cash and cash equivalents to grow our business and instill customer confidence, is important to our continued success. Therefore, during the first quarter of 2013, we engaged in a secondary offering of our Common Stock which generated $12.6 million, net of underwriting discounts, commissions and offering expenses.  As of September 30, 2013, we had cash and cash equivalents of $34.7 million.

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

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Products revenues	$61,910	$57,009
Support and services revenues	13,585	12,151
Gross margin-products and support and services	64.5%	64.5%
Loss from operations (1)	$(8,305)	$(25,384)
Cash and cash equivalents	34,654	31,097
Net cash provided by (used in) operating activities	2,246	(17,761)

(1) Includes stock-based compensation expense of:	$4,551	$5,792

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

•                   Ratable Products and Services Revenues — Prior to January 1, 2009, we recognized ratable products and services revenues from sales of our products and services in circumstances where vendor specific objective evidence, or VSOE, for support services being provided could not be segregated from the value of the entire sales arrangement, or where we provided technical support or unspecified software upgrades outside of contractual terms. In those cases, revenues were deferred and recognized ratably over either the economic life of the product or the contractual period. As of January 1, 2009, we established VSOE for support services for all our channel partners and customers, and we no longer offer support outside of contractual terms, and therefore, we are able to recognize products revenues and support and services revenues separately.

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

Interest Expense, Net. During the three and nine months ended September 30, 2013, interest expense, net consists primarily of interest expense on debt.  During the three and nine months ended September 30, 2012, interest expense, net consists primarily of interest expense on debt and customer prompt payment discounts, which were immaterial in the periods presented. As of September 30, 2013, we had $7.6 million of outstanding debt before debt discounts.

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

There have been no significant changes in our accounting policies during the nine months ended September 30, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended September 30,
	2013		2012
REVENUES:
Products	$19,634	80.5%	$20,910	82.4%
Support and services	4,752	19.5	4,432	17.4
Ratable products and services	14	—	44	0.2
Total revenues	24,400	100.0	25,386	100.0
COSTS OF REVENUES:
Products	6,567	26.9	7,191	28.3
Support and services	1,853	7.6	1,764	7.0
Ratable products and services	8	—	24	0.1
Total costs of revenues	8,428	34.5	8,979	35.4
Gross margin	15,972	65.5	16,407	64.6
OPERATING EXPENSES:
Research and development	3,726	15.3	4,072	16.0
Sales and marketing	12,306	50.4	13,830	54.5
General and administrative	3,036	12.5	3,496	13.8
Total operating expenses	19,068	78.2	21,398	84.3
Loss from operations	(3,096)	(12.7)	(4,991)	(19.7)
Interest expense, net	(414)	(1.7)	(721)	(2.8)
Other income (expense), net	24	0.1	35	0.1
Loss before provision for income taxes	(3,486)	(14.3)	(5,677)	(22.4)
Provision for income taxes	97	0.4	119	0.4
Net loss	$(3,583)	(14.7)%	$(5,796)	(22.8)%

Revenues

Our total revenues decreased by $1.0 million, or 3.9%, to $24.4 million during the three months ended September 30, 2013 from $25.4 million during the three months ended September 30, 2012. This decrease was primarily a result of a decreased demand for our products in the United States region during the three months ended September 30, 2013.

Products revenues decreased by $1.3 million, or 6.1%, to $19.6 million during the three months ended September 30, 2013 from $20.9 million during the three months ended September 30, 2012. The decrease was primarily a result of a decrease in unit shipments in the United States region during the three months ended September 30, 2013.

Support and services revenues increased by $0.3 million, or 7.2%, to $4.8 million during the three months ended September 30, 2013 from $4.4 million during the three months ended September 30, 2012. The increase in support and services revenues is a result of increased services contracts. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $30,000, or 68.2%, to $14,000 during the three months ended September 30, 2013 from $44,000 during the three months ended September 30, 2012.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues decreased by $0.6 million, or 6.1%, to $8.4 million during the three months ended September 30, 2013 from $9.0 million during the three months ended September 30, 2012.  Overall gross margins, as a percentage of total revenues, increased to 65.5% during the three months ended September 30, 2013 from 64.6% during the three months ended September 30, 2012. Our product gross margins increased to 66.6% during the three months ended September 30, 2013 from 65.6% during the three months ended September 30, 2012. This increase in the product gross margin was primarily the result of product mix consisting of higher margin items. Our support and services gross margins increased to 61.0% during the three months ended September 30, 2013 from 60.2% during the three months ended September 30, 2012. This increase in the support and services gross margin was primarily the result of increased revenues in support and services.

Operating Expenses

Our operating expenses decreased by $2.3 million, or 10.9%, to $19.1 million during the three months ended September 30, 2013 from $21.4 million during the three months ended September 30, 2012, and decreased as a percentage of revenue from 84.3% during the three months ended September 30, 2012 to 78.1% during the three months ended September 30, 2013.

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 8.5%, to $3.7 million during the three months ended September 30, 2013 from $4.1 million during the three months ended September 30, 2012. This decrease is the result of a decrease of $0.1 million in stock-based compensation expense, a decrease of $0.1 million in other related engineering expenses and a decrease of $0.1 million in research and development personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.5 million, or 11.0%, to $12.3 million during the three months ended September 30, 2013 from $13.8 million during the three months ended September 30, 2012. Beginning in the second quarter of 2012, we took steps to bring our sales and marketing expenses in line with our revenue expectations. This resulted in a decrease of $1.5 million in sales and marketing personnel costs as a result of lower headcount and a decrease of $0.2 million in stock-based compensation expense partially offset by an increase of $0.1 million in sales and marketing program expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, or 13.2%, to $3.0 million during the three months ended September 30, 2013 from $3.5 million during the three months ended September 30, 2012. This decrease is the result of a decrease of $0.3 million in general and administrative personnel costs and a decrease of $0.1 million in stock-based compensation expense.

Interest Expense, net

Interest expense, net decreased by $0.3 million, to $0.4 million during the three months ended September 30, 2013, from $0.7 million during the three months ended September 30, 2012. This decrease is primarily due to the decrease in the principal balances on the $12.0 million loan agreement we entered with Venture Lending and Leasing IV, Inc., or VLL, in June 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Nine Months Ended September 30,
	2013		2012
REVENUES:
Products	$61,910	81.9%	$57,009	82.3%
Support and services	13,585	18.0	12,151	17.5
Ratable products and services	91	0.1	136	0.2
Total revenues	75,586	100.0	69,296	100.0
COSTS OF REVENUES:
Products	21,251	28.1	19,791	28.6
Support and services	5,517	7.3	4,737	6.8
Ratable products and services	47	0.1	79	0.1
Total costs of revenues	26,815	35.5	24,607	35.5
Gross margin	48,771	64.5	44,689	64.5
OPERATING EXPENSES:
Research and development	11,388	15.1	11,611	16.8
Sales and marketing	36,074	47.7	44,383	64.0
General and administrative	9,614	12.7	11,729	16.9
Litigation reserve	—	—	2,350	3.4
Total operating expenses	57,076	75.5	70,073	101.1
Loss from operations	(8,305)	(11.0)	(25,384)	(36.6)
Interest expense, net	(1,577)	(2.1)	(1,010)	(1.5)
Other income, net	(27)	—	49	0.1
Loss before provision for income taxes	(9,909)	(13.1)	(26,345)	(38.0)
Provision for income taxes	324	0.4	410	0.6
Net loss	$(10,233)	(13.5)%	$(26,755)	(38.6)%

Revenues

Our total revenues increased by $6.3 million, or 9.1%, to $75.6 million during the nine months ended September 30, 2013 from $69.3 million during the nine months ended September 30, 2012. This increase was primarily a result of an increased demand for our products particularly in the United States region during the first half of the year, partially offset by a decreased demand during the three months ended September 30, 2013.

Products revenues increased by $4.9 million, or 8.6%, to $61.9 million during the nine months ended September 30, 2013 from $57.0 million during the nine months ended September 30, 2012. The increase was primarily a result of an increase in unit shipments particularly in the United States region during the first half of the year, partially offset by a decreased demand during the three months ended September 30, 2013.

Support and services revenues increased by $1.4 million, or 11.8%, to $13.6 million during the nine months ended September 30, 2013 from $12.2 million during the nine months ended September 30, 2012. The increase in support and services revenues is a result of increased product sales, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Ratable products and services revenues decreased by $45,000, or 33.1%, to $91,000 during the nine months ended September 30, 2013 from $0.1 million during the nine months ended September 30, 2012.  This ratable revenue is being amortized from transactions initiated prior to 2009 and is expected to continue to decline as the related deferred revenue balance is depleted during 2013.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $2.2 million, or 9.0%, to $26.8 million during the nine months ended September 30, 2013 from $24.6 million during the nine months ended September 30, 2012. Overall gross margins, as a percentage of total revenues, stayed flat at 64.5% during each of the nine months ended September 30, 2013 and 2012. Our product gross margins increased to 65.7% during the nine months ended September 30, 2013 from 65.3% during the nine months ended September 30, 2012. This increase in the product gross margin was primarily the result of our product mix consisting of higher margin items. Our support and services gross margins decreased to 59.4% during the nine months ended September 30, 2013 from 61.0% during the nine months ended September 30, 2012. This decrease in the support and services gross margin was primarily the result of our continued investment in headcount related to customer support and professional services.

Operating Expenses

Our operating expenses decreased by $13.0 million, or 18.5%, to $57.1 million during the nine months ended September 30, 2013 from $70.1 million during the nine months ended September 30, 2012. Our operating expenses decreased as a percentage of revenue from 101.1% during the nine months ended September 30, 2012 to 75.5% during the nine months ended September 30, 2013.

Research and Development Expenses

Research and development expenses decreased by $0.2 million, or 1.9%, to $11.4 million during the nine months ended September 30, 2013 from $11.6 million during the nine months ended September 30, 2012. This decrease is primarily the result of a decrease of $0.4 million in stock-based compensation expense, a decrease of $0.2 million in facility expenses and a decrease of $0.1 million in other related engineering expenses partially offset by an increase of $0.2 million in depreciation expenses related to our new India facility and an increase of $0.2 million in research and development personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $8.3 million, or 18.7%, to $36.1 million during the nine months ended September 30, 2013 from $44.4 million during the nine months ended September 30, 2012. Beginning in the second quarter of 2012, we took steps to bring our sales and marketing expenses in line with our revenue expectations. This resulted in a decrease of $5.9 million in sales and marketing personnel costs as a result of lower headcount, a decrease of $0.9 million in sales and marketing program expenses, a decrease of $0.6 million in stock-based compensation expense, a decrease of $0.5 million in travel expenses and a decrease of $0.2 million in facility expenses.

General and Administrative Expenses

General and administrative expenses decreased by $2.1 million, or 18.0%, to $9.6 million during the nine months ended September 30, 2013 from $11.7 million during the nine months ended September 30, 2012. This decrease is primarily the result of a decrease of $0.9 million in one-time costs related to our former CEO’s transitional employment agreement and the executive search fees for the current CEO, a decrease of $0.7 million in legal fees related to the settlement of certain litigation matters, a decrease of $0.2 million in stock-based compensation expense and a decrease of $0.2 million in general and administrative personnel costs.

Litigation Reserve Expense

During the nine months ended September 30, 2012, we entered into a settlement, license and release agreement with Extricom. We expensed the full $2.4 million in the nine months ended September 30, 2012 as we did not believe the agreement provides any future benefits to us.

Interest Expense, net

Interest expense, net increased by $0.6 million, to $1.6 million during the nine months ended September 30, 2013, from $1.0 million during the nine months ended September 30, 2012. This increase is primarily due to a result of an increase in interest expense related to the $12.0 million loan agreement with VLL entered in June 2012.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and our credit facilities. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million during that period.  In 2010, we received $57.1 million from our initial public offering, representing the net proceeds of the offering after deducting underwriters’ commissions and discounts and other issuance costs. During the quarter ended March 31, 2013, we received $12.6 million, representing the net proceeds from the follow-on offering of our common stock after deducting underwriters’ commissions, discounts and other issuance costs.

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

Amounts outstanding under the VLL Term Loan Agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of September 30, 2013, we had debt outstanding under the loan in the amount of $7.6 million, before debt discounts, that bears a fixed interest rate of 12% per year.

The Company had a Loan and Security Agreement with Silicon Valley Bank, dated January 29, 2007 (as amended, the “SVB Agreement”), which provided a working capital line of credit of $7.0 million based on eligible accounts receivable. On July 31, 2012, the Company renewed the line of credit for twelve months pursuant to an amendment to the SVB Agreement. This working capital line of credit under the SVB Agreement expired on July 31, 2013.

As of September 30, 2013, we had cash and cash equivalents of $34.7 million as compared to a cash and cash equivalents balance of $22.9 million as of December 31, 2012.

Cash Flows from Operating Activities

Our primary use of cash from operating activities has been related to personnel and other operating expenditures as well as purchases of inventory. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Our largest source of operating cash flows is cash collections from our customers. Total cash provided by operating activities was $2.2 million during the nine months ended September 30, 2013. Total cash used in operating activities was $17.8 million during the nine months ended September 30, 2012.

Cash provided by operating activities of $2.2 million during the nine months ended September 30, 2013 reflected non-cash charges of $6.6 million and changes in our net operating assets and liabilities of $5.9 million, partially offset by a net loss of $10.2 million during the nine months ended September 30, 2013. The non-cash charges were principally comprised of $4.6 million in stock-based compensation, $1.2 million in depreciation and amortization and $0.7 million in accrued interest on long-term debt. The change in our net operating assets and liabilities was comprised of a decrease of $4.5 million in accounts receivable, a decrease of $2.7 million in inventory and an increase of $1.0 million in deferred revenues, which were partially offset by a decrease of $1.4 million in accounts payable and accrued liabilities and an increase of $0.8 million in prepaid expenses and other assets.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2013, our investing activities solely consisted of $0.8 million in capital expenditures.

During the nine months ended September 30, 2012, our investing activities have consisted of our short-term investments and capital expenditures. The cash provided by investing activities of $2.7 million during the nine months ended September 30, 2012 reflected $5.0 million in proceeds from the maturities of short-term investments that was partially offset by $2.3 million of capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering and our secondary offering, which occurred during the nine months ended September 30, 2013, issuance of common stock in conjunction with the exercise of options to purchase our stock, the sale of convertible preferred stock, the incurrence of debt and the use of our line of credit facility. As of September 30, 2013, we had outstanding debt in the amount of $7.6 million before debt discounts.

During the nine months ended September 30, 2013, cash provided by financing activities was $10.5 million, which was primarily comprised of the net proceeds from the secondary offering of our common stock in the amount of $12.6 million, and net proceeds from the exercise of stock options and the purchases under the employee stock purchase plan of $0.4 million, partially offset by payments on our long-term debt of $2.5 million.

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

Contractual Obligations

There were no significant changes during the nine months ended September 30, 2013 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

We are obligated to make principal and interest payments on our debt. Our long-term debt carries a fixed interest rate of 12%. As of September 30, 2013, our obligation to make principal, interest and other payments on our debt totaled $10.5 million.

As of September 30, 2013, we had operating lease obligations of $2.0 million, of which the longest remaining lease expires in 2016. Our operating lease in India expires in 2016, but is cancelable after 2013. We have the option to renew the lease for an additional five years. In addition, we have outstanding purchase commitments of $8.5 million which are due within the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the nine months ended September 30, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $34.7 million and $22.9 million as of September 30, 2013 and December 31, 2012, respectively. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, will reduce future interest income. During the nine months ended September 30, 2013, a 10% increase or decrease in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

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

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on the business, operating results, cash flows or financial position of the Company. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses. The information set forth under Note 10, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated by reference.

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

•                  general economic or political conditions in our domestic and international markets, in particular the recent deficit spending and government debt issues impacting the U.S. and Europe;

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

We have incurred significant losses since our inception, including net losses of $10.2 million and $26.8 million during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, we had an accumulated deficit of $263.2 million and $253.0 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future, including through fiscal year 2013, as a result of the expenses associated with the continued development and expansion of our business. Additionally, we may also be affected by the timing of litigation defense costs. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the level of investment in sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase that profitability. As a result, our business could be harmed and our stock price could decline.

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

As a result of the above factors, or other factors, our operating results in one or more future periods may fail to meet or exceed our expectations and the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

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

•                   performance, quality, reliability and predictability of the solution;

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

Our primary competitors include Cisco Systems, through its wireless networking business unit and its cloud business unit through its acquisition of Meraki in 2012, Aruba Networks, Ruckus Wireless, Motorola through its acquisition of Symbol Technologies, Hewlett-Packard through its acquisition of Colubris Networks and Juniper

Networks through its acquisition of Trapeze Networks. We also face competition from a number of other companies, such as ADTRAN, Aerohive Networks, AirTight Networks, Enterasys, Extricom, Ubiquiti Networks, and Xirrus. We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or our loss of, market share, any of which could seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, it could materially and adversely affect our competitive position, revenues and prospects for growth.

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

The wireless networking market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. In order to deliver a competitive wireless LAN, our virtualized wireless LAN solutions must be capable of operating with an ever increasing array of wireless devices and an increasingly complex network environment. In addition, our products are designed to be compatible with industry standards for communications over wireless networks. As new wireless devices are introduced and standards in the wireless networking market evolve, we may be required to modify our products and services to make them compatible with these new products and standards. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. For example, the Institute of Electrical and Electronics Engineers, or IEEE, is expected to approve a new standard, IEEE 802.11ac, in early 2014. This is a major upgrade of IEEE 802.11 technologies that is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced an 802.11ac solution. However, we may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all, for future technologies. If we fail to address these changes successfully, our business and operating results could be materially harmed.

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

We are subject to a number of industry standards established by various standards bodies, such as the IEEE, and we design our products to comply with these standards. As new industry standards emerge, we could be required to invest a substantial amount of resources to develop new products that comply with these standards. For example, we devoted a substantial amount of our research and development resources to design a virtualized wireless LAN solution that could optimize the performance allowed by the 802.11n standard. In addition, the IEEE is expected to approve a new standard, IEEE 802.11ac, in early 2014. This is a major upgrade of IEEE 802.11 technologies that is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced an 802.11ac solution. If our products do not comply with new or changing standards that are ratified by the IEEE or other standards bodies, our ability to sell our products may be adversely affected and we may not realize the benefits of our research and development efforts.

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

Our future success depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Our inability to attract, integrate or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area and India where we have a substantial presence and need for highly-skilled personnel. Our CEO joined the Company in March 2012 and four senior members of our executive management team joined in the second and third quarters of 2013. If we are unable to successfully integrate, as well as retain, senior management such as these recent hires, our business will be harmed. We also may not be successful in attracting qualified personnel to fulfill our current or future needs.

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

Once our products are deployed within our customers’ networks, our customers depend on our support organization and our channel partners to assist in deploying and managing our products and to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English.  Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.

We derive a significant portion of our revenues from customers outside the U.S. During the nine months ended September 30, 2013 and 2012, 46% and 49% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

•                  differences in cultural expectations regarding various functions and policies;

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, require us to enter into royalty or licensing agreements, or require expensive changes to our products. As a result, these claims could materially and adversely affect our business, results of operations, cash flows and financial position. For example:

•                                          We previously received letters from, and had lengthy discussions with Motorola, one of our competitors with a large patent portfolio and substantial resources, concerning its allegations that our products infringe certain of its patents. Those negotiations ultimately resulted in us entering into a cross-license with Motorola in 2011 under which we paid Motorola a substantial settlement.

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

In addition, we are currently subject to the lawsuits involving patent infringement as set forth under Note 10, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q. Although no assurance may be given, we believe that we are not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, operating results, cash flows or financial position. We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined that we do not have material exposure, or we are unable to develop a range of reasonably possible losses.

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

If market demand for wireless networks does not continue to develop as we anticipate, demand for our virtualized wireless LAN solution may not grow as we expect.

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

The average sales prices for our products may decline for a variety of reasons, including competitive pricing pressures, a change in our mix of products, anticipation of the introduction of new products or promotional programs. The markets in which we compete are highly competitive and we expect this competition to increase in the future, thereby leading to increased pricing pressures. Competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. For example, some of our competitors who provide network switching equipment may offer a wireless overlay network at very low prices or on a bundled basis. Furthermore, average sales prices for our products have typically decreased over product life cycles. A decline in our average selling prices in excess of our expectations may harm our operating results.

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

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 95% and 96% of our total net revenues during the three and nine months ended September 30, 2013, respectively. Sales through our channel partners accounted for 93% and 94% of our total net revenues during the three and nine months ended September 30, 2012, respectively. Sales through our channel partners accounted for 94% of our total net revenues during the year ended December 31, 2012. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Westcon Group, Ingram Micro, Scansource Catalyst and SiraCom distribute a significant amount of our products worldwide. Resale of product through Westcon Group, Ingram Micro, Scansource Catalyst and SiraCom accounted for 71% of our worldwide net revenues during the nine months ended September 30, 2013. Resale of product through Westcon Group, Scansource Catalyst and SiraCom accounted for 57%, 53% and 51%, of our worldwide net revenues in 2012, 2011 and 2010, respectively. Resale of product through Ingram Micro, although less than 10% in 2011 and 2010, accounted for 11% of our worldwide net revenues in 2012.

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

As there may be no other sources for these components and technologies, the loss of any of these suppliers would require that we transition to a new component or technology, which could increase our costs, result in delays in the manufacturing and delivery of our products or cause us to carry excess or obsolete inventory, and we could be required to redesign our hardware and software in order to incorporate components or technologies from alternative sources.

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

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our expectations and/or expectations of securities analysts and investors, resulting in a decline in our stock price.

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

Our products are subject to governmental regulations in a variety of jurisdictions. If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and there could be a material adverse effect on our business and results of operations. For example, radio emissions are subject to regulation in the U.S. and in other countries in which we do business. In the U.S., various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions standards, as well as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electric Equipment (RoHS) regulations with which our products and operations in the European Union must comply. We are further required to evaluate compliance with various laws and regulations that may be applicable to our business, such as the conflict minerals disclosure rules promulgated by the SEC in August 2012. The failure to comply with these regulations could result in the assessment of fines or penalties or other relief against us.

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

As of September 30, 2013, approximately 22.6 million shares of our common stock were issued and outstanding. At that date, we had outstanding options, warrants and other rights to acquire approximately 4.9 million shares of our common stock, including stock options, restricted stock units, restricted stock and shares anticipated to be purchased under our ESPP at the next purchase date, to the extent such securities become vested and are exercised as permitted by the provisions of the plans and agreements applicable to those securities. The weighted-average exercise price for options was $4.65 per share as of September 30, 2013. In addition, on September 30, 2013, there were outstanding warrants to purchase 3.2 million shares of our common stock at a weighted average exercise price of $9.48 per share. If a substantial amount of these additional shares are issued and are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, our existing stockholders will suffer dilution of their percentage ownership of outstanding common stock.

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

Exhibit			Incorporated by Reference		Filing	Filed
No.	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
10.1*	Employment offer letter between Ajay Malik and Meru Networks, Inc.					x

10.2*	Severance and Change of Control Agreement between Meru Networks, Inc. and Ajay Malik					x

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1**	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS***	XBRL Instance Document					x

101.SCH***	XBRL Taxonomy Extension Schema Document					x

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document					x

101.CAL***	XBRL Taxonomy Calculation Linkbase Document					x

101.LAB***	XBRL Taxonomy Label Linkbase Document					x

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					x

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

Dated: November 1, 2013

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani
Dr. Bami Bastani President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brian R. McDonald
Brian R. McDonald Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

Exhibit			Incorporated by Reference		Filing	Filed
No.	Exhibit Title	Form	File No.	Exhibit	Date	Herewith
10.1*	Employment offer letter between Ajay Malik and Meru Networks, Inc.					x

10.2*	Severance and Change of Control Agreement between Meru Networks, Inc. and Ajay Malik					x

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1**	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS***	XBRL Instance Document					x

101.SCH***	XBRL Taxonomy Extension Schema Document					x

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document					x

101.CAL***	XBRL Taxonomy Calculation Linkbase Document					x

101.LAB***	XBRL Taxonomy Label Linkbase Document					x

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					x

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