Form 10-K
period 2013-12-31
MERU NETWORKS INC
filed 2014-02-28
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (408) 215-5300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Market on such date, was approximately $79,150,000. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, $0.0005 par value, as of February 15, 2014: 23,041,000.

Documents Incorporated By Reference:

Portions of the registrant’s definitive Proxy Statement related to its 2014 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MERU NETWORKS INC.

Table of Contents

Unless the context suggests otherwise, references to “Meru”, “us”, “our”, or “we” are reference to Meru Networks, Inc. and its subsidiaries, taken as a whole.

Meru Networks, the Meru Networks logo, and E(z)RF are registered trademarks of Meru Networks, Inc. in the United States.

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

PART I

ITEM 1. BUSINESS

Overview

We serve customers around the world by consistently delivering high performance intelligent Wi-Fi solutions that are designed to deliver an extraordinary mobility experience, especially in high density and bandwidth intensive environments. Our best-of-breed mobile access and virtualized Wi-Fi solutions are easy to deploy, operate and expand for our customers’ ever-changing mobility requirements. We enable enterprises to migrate their business-critical applications from wired networks to wireless networks, and become what we refer to as All-Wireless Enterprises.

The escalating device access demands brought on by the bring your own device, or BYOD, phenomenon and adoption of bandwidth hungry applications require a bolder, more flexible and scalable solution approach for Wi-Fi solutions to keep business mobile. We offer a wireless architecture designed to manage enterprise access networks for maximum flexibility and mobility. Our open architecture is designed to offer flexibility at each layer — policy, management, control and access — to help enterprises scale their mobile access network.

We were founded with the vision of enabling organizations to become All-Wireless Enterprises. We began commercial shipments of our products in 2003. Our products are sold worldwide primarily through value-added resellers, or VARs, and distributors, and have been deployed by approximately 12,500 customers worldwide.

Our Strategy

Our goal is to become the leading provider of mobile access networking solutions for the enterprise. Key elements of our strategy include:

•	Increasing Awareness of Our Brand and Solution — We intend to continue to promote our brand and the effectiveness of our BYOD and virtualized wireless local area network, or WLAN, solutions. We also intend to expand market awareness of the strategic benefits and cost-savings of becoming an All-Wireless Enterprise. We expect to focus our sales and marketing activities in the key markets of education, healthcare and hospitality working with both our partners and customers through targeted marketing programs.

•	Expanding Adoption across Markets — To date, we have focused on markets that have begun the transition from using wireless networks for casual use to using wireless networks for strategic advantages. These markets include education, healthcare and hospitality. We intend to continue to increase our sales within these markets and develop compelling solutions to help drive deeper penetration and growth in these markets.

•	Expanding Distribution — We intend to expand and leverage our relationships with our VARs and distributors and provide the tools necessary to extend our market penetration and geographic reach in our target vertical markets.

•	Extending Our Technological Advantage — We believe that we currently offer a mobile access and WLAN solution unlike any other widely-deployed access networking solution in the market today, with a virtualized networking architecture that is fundamentally different than the legacy networking architectures used in other solutions. We intend to enhance our position as a leader in mobile access and wireless networking through continued technological innovation.

•	Enhancing Our Solution — We plan to enhance our current solution to address our customers’ evolving application and deployment requirements.

Our Solution

Our WLAN solution is designed to optimize the wireless enterprise network to cost-effectively deliver the performance, reliability, predictability and operational simplicity of a wired network. Our BYOD and virtualized WLAN solutions are designed to cost-effectively meet the increasing demands of users and enterprises for a mobile access network that delivers the performance, reliability, predictability and operational simplicity of a wired network, with the advantages of mobility. Our solution represents an innovative approach to wireless networking that utilizes virtualization technology to create a wireless network that is unimpeded by the architectural deficiencies of other wireless networking solutions. We have developed a wireless networking solution that enables enterprises to migrate their business-critical applications to a wireless network, and to become All-Wireless Enterprises.

Our BYOD and policy management solution automates secure guest access, BYOD on-boarding and mobile access policy enforcement for any client on any vendor’s network. Optimized for ease-of-use, our solution seeks to dramatically reduce IT workload and deliver a trouble-free end-user experience. Our BYOD solutions can be deployed on a VMware-based virtual appliance or on a Meru services appliance.

Our network management and security solutions provide single-console visibility and control over a Meru WLAN. This highly integrated, powerful wireless network management suite helps our customers proactively identify and prevent potential issues before they cause problems for users. It delivers a unified view of applications, devices and users, streamlining management with superior ease of use. We believe our solution can assure the highest level of application performance and excellent overall end-user experience by focusing on prediction rather than remediation. Our network management applications can be deployed on a VMware-based virtual appliance or on a Meru services appliance.

Our WLAN solution combines wireless resources into one virtual, seamless pool and partitions this virtual pool to match device and application requirements. Our use of virtualization technology for wireless networking has enabled us to deliver a solution that is designed to cost-effectively optimize the enterprise network. Our System Director Operating System limits the ability of the wireless device to select which physical access point to use, and instead shifts control of network connections to the wireless network infrastructure. When a wireless device enters the enterprise and attempts to connect with the wireless network, it is presented with a unique virtual connection point.

Further, our virtualized WLAN solution enables the network to monitor itself and provide predictive and proactive diagnosis of issues affecting network service. Our solution also provides comprehensive and centralized wireless management. It represents a novel approach to wireless network management, using continuous recording of key network events, as well as data collection and analysis to reduce the time spent by IT personnel troubleshooting user issues and minimize user downtime. Our solution offers access to real-time and cumulative performance metrics for both individual wireless user devices and access points, as well as the network as a whole. From a single interface, which can be accessed remotely, IT personnel can engage in focused and deep analysis of the entire wireless network and view activity details at each level of the infrastructure: controllers, access points and individual wireless user devices.

Our solution is based on our System Director, embedded with Virtual Cell technology. Our System Director coordinates all of the components of our solution, including our access points and controllers. Our software, controllers and access points are designed to be easily deployed and integrated into existing IT infrastructure. Our solution is designed to be easily managed and scalable across enterprises of all sizes. In addition, it provides comprehensive security capabilities to ensure that the wireless network is at least as secure as a wired network. It has been deployed by enterprises in many markets, such as education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities. We are targeting enterprises in these markets, which have been at the forefront of the transition from using wireless networks for casual use to using wireless networks for strategic advantages.

Our virtualized WLAN solution is designed to deliver the following benefits to users:

•	Reliable Access to Applications — Our solution places control of wireless connections with the network instead of the wireless device. Through our virtualization process, our solution ensures that each wireless device, whether stationary or in motion, is optimally connected to the network, and provides a reliable experience for users regardless of the device or application they are using.

•	High Performance — Our solution is designed specifically to leverage the capabilities of the ratified 802.11n and 802.11ac wireless communication standard; and the performance of wireless networks using our solution can surpass the performance delivered by widely-deployed wired access networks.

•	Enhanced Ability to Run Converged Applications — The performance, reliability and predictability of our solution is designed to enable a wired-like experience that allows users to access their business-critical applications, including voice, video and data, on their wireless devices.

Further, enterprises can realize the following benefits by deploying our solution:

•	Ability to Maximize the Benefits of Business-Critical Applications — Our products are designed to deliver a reliable and predictable solution that enables enterprises to run business-critical applications over a wireless network. By enabling their workforces to run business-critical applications in a mobile environment, enterprises can better serve their customers and increase the productivity of their workforces.

•	Reduced Infrastructure Costs — Our solution is designed to enable enterprises to significantly reduce their network infrastructure expenses and enable enterprises to deploy a wireless network without expensive and detailed site surveys and configuration efforts. Further, we believe that creating new wireless connections is significantly less capital-intensive than creating new wired connections, because less hardware and labor is required to provide network connectivity. Additional cost savings are realized as enterprises add or move employees. Moreover, our solution typically requires fewer access points than other wireless networking solutions, thereby reducing the hardware and labor costs associated with installing a wireless network.

•	Lower Operational Expenses — Our solution is designed to enable enterprises to significantly reduce their network infrastructure operational expenses. It is designed to reduce the need for maintenance and management of a wired network. Our solution also reduces the need for periodic site surveys and the physical redeployment of existing installed access points on an ongoing basis. Our solution coordinates the access points allowing them to operate at peak transmit power, thus achieving a greater range of coverage, and typically requires fewer access points than other wireless solutions. All of these factors enhance an IT department’s ability to maintain and manage the network in a cost-effective manner.

•	Efficient Scalability — Our solution has been designed to easily increase the network’s capacity in response to the changing needs of the enterprise. In order to expand the wireless network coverage areas, an enterprise deploying our solution can easily add access points as necessary. For increases in the capacity of a wireless network, an enterprise operating our solution can easily add another radio frequency, or RF, channel and deploy additional access points on that added RF channel. With our solution, unlike with other wireless networking solutions, typically there is no need to re-survey the enterprise’s facilities or physically redeploy existing installed access points, which can significantly reduce the labor and material expenses of building out a wireless network.

Technology

We offer an intelligent wireless network solution. Our architecture is designed to help enterprises have the best mobility experience even in high density and bandwidth intensive environments. Our open architecture offers flexibility at each layer — policy, management, control and access — to help enterprises scale their mobile access network.

At the network access layer, our comprehensive access point/controller offerings are designed to deliver superior coverage: on campus, in remote locations, in-room, outdoors and in very client-dense environments. Unlike other vendors who offer only a single wireless deployment mode, our virtualized RF approach gives IT departments multiple wireless deployment options designed to optimize performance, mobility and the end-user experience, based on a variety of use cases. Virtualization also enables our single-channel architecture, which we believe will be critical in realizing the full benefit of an 802.11ac deployment because of the reduced number of available RF channels. As the industry continues to move forward with implementation of the 802.11ac wireless standard in 2014, we believe we have technology uniquely situated to take advantage of this new standard.

Similarly, at the control-plane layer, we leverage virtualization to give enterprises a choice: the simplicity of an on-premise controller appliance, the on-demand scalability of a VMware version of controller software or Wide Area Networks optimization of distributed mode deployment for remote locations.

It is, however, at the “policy” layer that we have one of the industry’s leading integrated BYOD/guest management solutions. Our Identity Manager solution can be integrated with any vendor’s wired or wireless infrastructure to help IT departments define and enforce BYOD and guest access policies. It is designed to enforce policies such as restricting users to limited domains within the intranet from their tablet, or restricting smartphones to internet and email access only. Staying true to our commitment to virtualization, we make all the policy and management solutions available on the VMWare platform. Identity Manager also allows us to address customers who have previously deployed competitors’ hardware, which we believe will give us an advantage against competitors in the current 802.11ac technology upgrade cycle.

At the application layer, our architecture is a platform that provides services to support industry-specific and broad enterprise mobility solutions. We believe the real value of a WLAN has always been the business value of the applications that the employee interacts with to accomplish their job.

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

The use of Virtual Cell technology can provide a number of key advantages over legacy wireless network architectures:

•	Predictable Service through Network Control — In legacy wireless network architectures, the wireless device typically remains in control of its connection to the network and is allowed to make connection decisions based on its own needs, which can degrade the overall performance of the network. In a Virtual Cell, the network controls the connection decision for each device, ensuring optimum use of the network resources, independent of the hardware, software, or settings of the device. Virtual Cell technology is designed to convert wireless service from a device-controlled network to a network-controlled system, increasing the predictability of service available to each wireless device.

•	Stable Coverage — The design of legacy wireless architectures typically requires that neighboring access points be placed on different channels to mitigate interference. This approach creates a complex optimization problem of ensuring that there are no gaps in wireless coverage while simultaneously minimizing coverage overlap between access points on the same channel — a difficult problem to solve since coverage is practically impossible to predict accurately. Virtual Cell takes a fundamentally different approach by pooling all access points together on the same channel. Our System Director is designed to coordinate each device’s access to the network, and through this coordination, mitigates interference across access points. Using this approach, coverage issues can be solved by simply adding access points to the Virtual Cell.

•	Rapid and Cost-Effective Ease of Deployment — The deployment of other wireless networks often involves the cumbersome and iterative process of placing and tuning access points in an effort to maximize wireless coverage and minimize interference. Legacy wireless network architectures can require extensive channel planning and channel overlap may become a significant issue when considering adding new access points to a network. This often requires detailed and expensive site surveys and configuration efforts. Our Virtual Cell technology is designed to add or deploy new access points easily as a result of our single channel architecture. In addition, our solution is designed to minimize channel interference due to the single channel architecture. Our Virtual Cell technology is designed to allow enterprises to react quickly to significant increases in the number of wireless devices and to changes in the physical layout of a particular location by adding access points as necessary. Virtual Cell technology is designed to enable enterprises to avoid expensive and detailed site surveys and reconfiguration efforts often required to adapt to these changes on networks deploying other wireless networking solutions.

•	Efficient Network Redundancy — In order to support business-critical applications over a network, enterprises require redundancy in the network infrastructure. We believe pooling wireless resources provides the most effective method for providing redundancy on a wireless network. Unlike legacy wireless architectures, which utilize multiple channels to provide basic coverage, a Virtual Cell occupies only one channel, leaving the remaining channels available. Adding a second Virtual Cell on one of these available channels can instantly double the capacity of the network, and also provides a redundant channel.

Virtual Port — Within the Virtual Cell, our patented System Director assigns each wireless device a unique identifier and a dedicated virtual link to the network, which we refer to as a Virtual Port. The Virtual Port is designed to allow our System Director to allocate resources to each individual device taking into account that particular device’s unique network needs and the applications running on that device. The Virtual Port is designed to remain with each wireless device for the life of its connection to the network, even as the wireless device moves. This allows the wireless network to deliver a dedicated and customized wireless service for each device. At the same time, our System Director continues to optimize the overall performance and reliability of the network.

Generating a unique Virtual Port for each wireless device can provide a number of key benefits:

•	Optimized Allocation of Resources — Virtual Port is designed to allow our System Director to optimize the allocation of network resources among devices, thereby ensuring that the service for a device is not impacted by the behavior of any other device. This provides wire-like predictability and the ability to support diverse wireless devices.

•	Improved Support for Converged Applications — Virtual Port is designed to provide an effective method for controlling the quality of service parameters for each device and application, thereby enabling the network to support multiple types of applications, including latency-sensitive voice and video applications.

•	Enhanced Mobility — The Virtual Port is designed to always follow the wireless device and the associated network policies throughout the network. Our System Director seamlessly migrates the connection and associated network policies of the device to whichever physical access point can optimally service that device, thus providing the user with a predictable connection to the network.

Products

We provide a virtualized WLAN solution that is built around our System Director Operating System, which runs on our controllers and access points. We offer additional products designed to deliver centralized network management, predictive and proactive diagnostics, as well as enhanced security. Our products are designed to permit enterprises to leverage their investments in their existing IT infrastructures.

Meru System Director Operating System

Our patented System Director Operating System forms the core of our virtualized WLAN solution and is the common software foundation that runs on our scalable range of controllers and our line of Wi-Fi-certified wireless access points. It provides centralized coordination and control of all the access points on the network and delivers a set of services for optimization of the network, comprehensive security, high availability, flexible deployment and simple operations.

•	Comprehensive Security — Our System Director delivers firewalling and policy enforcement of centralized security policies that manage network access by application type, by device and by user. Our System Director also provides strong authentication and encryption using the industry-standard WPA2 protocol, integration with enterprise authentication and authorization infrastructure, as well as guest access management for temporary users. Additional security features embedded within our System Director include wireless intrusion detection and mitigation capabilities, as well as user access logging and accounting capabilities.

•	High Availability — Our System Director includes a redundancy feature that increases the availability of the wireless network in a cost-effective manner. It allows one of our controllers to serve as a backup to multiple controllers, providing cost-effective redundancy. Controller redundancy increases the reliability of wireless networks by mitigating the failure of a controller in the network. Our System Director is also designed to allow an additional layer of access points to be easily added by deploying an additional channel, providing another cost-effective redundancy alternative.

•	Flexible Deployment — Our System Director has numerous capabilities that allow for the flexible deployment of a wireless network. It is designed to support the deployment of access points and controllers anywhere within an enterprise’s global infrastructure from headquarters to branch offices.

•	Simplified Operations — Our System Director is designed to simplify the ongoing operation of wireless networks. It allows all management and security policies for the entire wireless network to be centrally configured and administered. Our System Director is designed to enable predictive and proactive diagnosis of service problems and rapid troubleshooting by recording and replaying network events. In addition, our System Director integrates with third-party enterprise IT management systems through industry-standard protocols.

Meru Controllers

We provide a family of scalable controllers that run our System Director Operating System and work in conjunction with our access points to provide high performance and reliable network service to wireless devices. Our controllers synchronize access points to optimize the user experience and manage all traffic on the network.

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

We also offer virtual controllers based on VMware’s virtualization software. The virtual controllers include the MC4200-VE, MC3200-VE and MC1550-VE. These virtual controllers operate on x86 computing platforms in VMware environments and can share hardware and processing resources with other virtualized applications.

	MC4200-VE	MC3200-VE	MC1550-VE
Use case	Large environments (universities, campus, hotels, hospitals, stadiums, conference centers	Mid-size environments (small campus, K-12 facilities, regional facilities, retail, warehouse, mid-size conference facilities)	Small to mid-size environments (K-12 facilities, remote and regional offices, retail)

Scalability	Up to 500 Access Points and 5,000 clients	Up to 200 Access Points and 2,000 clients	Up to 50 Access Points and 1,000 clients

Meru Access Points

Our 802.11a/b/g/n/ac industry-standard, Wi-Fi-certified access points provide network connectivity for wireless devices. Our access points are typically deployed in ceilings within buildings and automatically discover and connect to our controllers, providing wireless service to users based on the centralized policies configured for the network. Our access points also monitor the network and gather information that is used to provide enhanced security, centralized network management and proactive and predictive diagnostic capabilities.

We provide a comprehensive line of 802.11a/b/g/n/ac industry-standard access points that can be combined with a set of external antennae to support different coverage needs. We have access point models for deployment indoors and outdoors.

OAP433	AP322, AP433 & AP832	AP1010 & AP1020	AP1014	AP110
Parking lots, courtyards, university grounds, hotel property outdoor areas	Conference rooms, lecture halls, hospitals, stadiums	Classrooms, dormitory common areas, mid-range enterprise	In-room access for hotels and dormitories, small branch offices	Home Office

Guest Access and BYOD

Our BYOD and policy management solutions are designed to automate secure guest access, BYOD on-boarding and mobile access policy enforcement for any client on any vendor’s network. With our focus on optimizing for ease-of-use, our solution is designed to dramatically reduce IT department workload while delivering a trouble-free end-user experience.

•	Identity Manager — Our Identity Manager is designed to simplify secure, scalable, flexible enterprise network access and identity management in dense wireless environments with a diversity of users and devices, including employees and their guests.

•	The Meru Smart Connect module is designed to give users the power to easily connect to wireless and wired networks with any device while adhering to strict IT security requirements.

•	The Meru Guest Management module is designed to provide easy-to-use, one-click self-provisioning capabilities with centralized, customizable portals for guest authentication to allow deployment of secure, scalable and flexible visitor networks to manage thousands of users.

Meru E(z)RF Application Suite

The Meru Networks E(z)RF Application Suite is designed to enable enterprises to configure, monitor, troubleshoot, secure and operate our virtualized WLAN solution. Each of the following software applications can be purchased separately:

•	E(z)RF Network Manager — Our E(z)RF Network Manager is designed to provide a comprehensive, centralized wireless management and troubleshooting system designed to lower the total cost of ownership for an organization. It provides centralized management through network visualization, configuration, wireless performance dashboards and fault management. From a single interface, IT managers can rapidly view activity details at each level of the infrastructure: controllers, access points and individual wireless devices. It offers access to real-time and cumulative performance metrics covering both individual wireless devices or access points and the network as a whole. It is a highly scalable platform representing a new approach to WLAN management, using continuous recording of key network events, as well as data collection and analysis to reduce the time spent by IT personnel troubleshooting user issues and to minimize user downtime.

•	E(z)RF Service Assurance Manager — Our E(z)RF Service Assurance Manager is designed to deliver end-to-end service assurance for the network and the applications that run on the wireless network. It creates virtual devices on existing access points, which actively inject traffic over the air to test and verify the performance of the network. This allows the system to quickly isolate faults or potential issues, whether they occur in the wireless network or in the backend wired infrastructure even before users experience them.

•	Spectrum Manager — Our Spectrum Manager is designed to be a comprehensive spectrum analysis solution. It identifies sources of interference and interferer data and presents in rich graphical dashboards as well as detailed current and historical reports.

WLAN Appliances; Security and Management Applications

Appliance	Application	Scalability
SA250	Small to mid-size installations	Supports up to 10 Mobility Controllers
SA2000	Medium to large installations	Supports up to 250 Mobility Controllers

Security and Management Applications

Our SA250 and SA2000 Services Appliances provide the hardware platform for our applications focused on WLAN management and security. The SA200 is designed for small enterprises, and the SA2000 is designed for medium to large enterprises. We also offer virtualized versions of these products. The SA250-VE and SA2000-VE are virtual appliances that can be deployed in VMware environments. Our hardware and virtual (VE) SA appliances support the following applications:

Application	Designed To
E(z)RF® Network Manager	Provides wireless performance dashboards, RF visualization, centralized monitoring, configuration, fault management, visibility over long-term trends and centralized reporting.
Service Assurance Manager	Designed to deliver end-to-end service assurance for the network and its applications.
Spectrum Manager	Designed to detect and identify both Wi-Fi and non-Wi-Fi interference on all channels all the time.
Identity Manager	Designed to simplify secure guest access and device provisioning for any client on any vendor’s network (requires separate services appliance).
Wireless Intrusion prevention System	Detects wireless intrusions with predefined and custom signatures on an integrated platform with other WLAN management applications (SA2000 only).

Support and Services

We offer customer support and services based on the deployment needs of our customers. We offer support service contracts in varying lengths of up to five years.

MeruAssure, our customer support offering, is designed to maximize and protect the value of our customers’ WLAN investment with comprehensive services and support. By helping to keep network operations running efficiently, MeruAssure is designed to minimize disruption to business operations, combining incident detection, investigation and diagnosis with the monitoring, recovery and resolution needed to support business-critical network resources. Our customer support offering provides our customers with software upgrades, online access to our knowledge database of technical information related to our virtualized WLAN solution and access to our customer service personnel. In order to better serve our customers, we have support centers in Sunnyvale, California and Bangalore, India and a separate outsourced support center in India available to respond live 24 hours a day, every day. Our customers can also receive first level support through our VARs.

In addition, we may provide professional services to our customers. Our professional service offerings help our customers extract additional strategic value from our virtualized WLAN solution. With a team of experienced engineers and consultants, our professional services organization assists enterprises in deploying and operating our solution. We offer a variety of professional service engagements to meet the varying needs of our customers.

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

Customers

Our virtualized WLAN solution has been deployed by approximately 12,500 customers worldwide in various markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities. Our solution is deployed in a wide range of enterprises, from smaller enterprises with single locations to large global enterprises.

We derived 55%, 52% and 55% of our revenues from sales to customers located in the United States of America, or U.S. in the years ended December 31, 2013, 2012 and 2011, respectively, and 45%, 48% and 45% of our revenues from international sales in the years ended December 31, 2013, 2012 and 2011, respectively. See the discussion of international sales and operations under “Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results” in Item 1A. “Risk Factors”.

The table below lists our channel partners, sales to whom represent 10% or more of our consolidated revenues (in percentages):

	Years Ended December 31,
Major Channel Partners	2013	2012	2011
Westcon Group, Inc.	26%	25%	29%
Ingram Micro Inc.	18	11	*
Siracom, Inc.	14	19	11
Scansource Catalyst, Inc.	14	13	13

*	Less than 10%

Revenues from external customers, measures of profit and loss and total asset information are included in our consolidated financial statements included in this report under Item 8 “Financial Statements and Supplementary Data.”

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

Our sales force manages sales within each of our geographic territories. As of December 31, 2013, we had sales personnel located in the Americas, Europe, Middle East and Africa, or EMEA, and the Asia Pacific regions. We operate in one reportable segment. Our marketing activities consist primarily of demand generation, product marketing, website operations, technology conferences, trade shows, seminars and events, advertising, promotions and public relations. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets.

We believe that there can be significant seasonal factors that may cause the first and third quarters of our fiscal year to have relatively weaker products revenues than the second and fourth fiscal quarters. See the discussion of seasonality under “Overview” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more complete description of the factors contributing to seasonal variation in our business.

Research and Development

Our continued investment in research and development is critical to our business. We have assembled a team of engineers with expertise in various fields, including networking technologies, applications, wireless communications and network and systems management. Our research and development team is primarily based in Sunnyvale, California and Bangalore, India. We staff our development projects with engineers from all of our research and development locations and operate our research and development team as an integrated unit. We have invested significant time and financial resources into the development of our System Director Operating System and related software and hardware products. We plan to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. In the years ended December 31, 2013, 2012 and 2011, our research and development operating expenses were $15.7 million, $15.1 million and $14.0 million.

Manufacturing

We outsource manufacturing of our hardware products to original design manufactures, or ODMs. Our ODMs are responsible for sourcing all the components included in our hardware products. These components and the raw materials required to manufacture them are generally available, but the chipsets that we use in our products are currently available only from a limited number of sources. We have not entered into supply agreements with the chipset manufacturers. We perform rigorous in-house quality control testing to ensure the reliability of our products. We outsource the warehousing and delivery of our products to third-party logistics providers in the U.S. for worldwide fulfillment.

Competition

The wireless networking market is highly competitive and continually evolving. We believe that we compete primarily on the basis of providing a comprehensive solution that delivers high-performing, reliable and predictable wireless networking solutions in a cost-effective manner. We believe other principal competitive factors in our market include the ability to provide quality customer service and support, the ease with which a wireless network can be initially deployed and scaled to meet an enterprise’s needs, the interoperability of a wireless network with a wide range of devices, the ability to provide appropriate levels of security and the ability to bundle wireless products with other networking offerings. We believe we generally compete favorably with our competitors; however, many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, more products and services and substantially greater financial, technical and other resources.

Our primary competitors include Cisco Systems, primarily through its wireless networking business unit and its cloud business unit, Aruba Networks, Ruckus Wireless, Aerohive Networks, Motorola Solutions, Hewlett-Packard and Juniper Networks. We also face competition from a number of other companies, such as ADTRAN, AirTight Networks, Enterasys, Extricom, Ubiquiti Networks, and Xirrus.

Intellectual Property

We believe our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

Patents and Patent Applications. We have been granted 22 U.S. patents, which will expire beginning 2025 through 2030. We have 28 non-provisional patent applications pending in the U.S. Patent and Trademark Office. We expect to file additional patent applications from time to time. We do not know whether any of our outstanding patent applications will result in the issuance of a patent, and even if additional patents are ultimately issued, the examination process may require us to narrow our claims. Our issued patents are intended to protect certain of our core technologies, but these patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Meru Networks is our registered trademark in the United States, among other marks we own. In addition, we rely on a combination of trade secrets and trademark laws to maintain and develop our competitive position with respect to intellectual property. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws. We also incorporate certain generally available software programs, including open-source software, into our products pursuant to license agreements with third parties.

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

Extricom Agreement. On April 13, 2012, we entered into a settlement, license and release agreement with Extricom Ltd., or Extricom. Pursuant to the agreement with Extricom, we and Extricom each agreed to provide one another with perpetual, fully paid up, non-exclusive worldwide licenses to each of our respective patent portfolios as of the settlement date. We and Extricom also agreed to release one another of certain claims based on infringement or alleged infringement of certain patent rights; including dismissal of the then-current litigation. As part of the agreement with Extricom, we paid Extricom $2.4 million and expensed the full amount in the year ended December 31, 2012.

Motorola Solutions Patent Cross License Agreement. On June 13, 2011, we entered into a Patent Cross License Agreement, or the Motorola Solutions License Agreement, with Motorola Solutions, Inc., a Delaware corporation, and its affiliates, including Symbol Technologies, Inc., Wireless Valley Communications, Inc. and AirDefense, Inc., or collectively Motorola Solutions. Pursuant to the Motorola Solutions License Agreement, we and Motorola Solutions each agreed to provide one another with limited licenses through November 3, 2016 to certain of each of our respective 802.11 WLAN patent portfolios; release one another of certain claims based on infringement or alleged infringement of certain patent rights; and covenant not to assert patent claims against one another’s current products and certain commercially reasonable extensions thereof for three years. As part of the Motorola Solutions License Agreement we agreed to pay Motorola Solutions $7.3 million and expensed the full amount in the year ended December 31, 2011.

Employees

As of December 31, 2013, we had 419 employees in offices across the Americas, EMEA and Asia Pacific regions, of which 201 employees are located outside the United States. None of our employees were represented by a union or covered by a collective bargaining agreement as of December 31, 2013. We consider our employee relations to be good and have never experienced a work stoppage.

Environmental Laws

Certain aspects of our products and operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Compliance with environmental laws and regulations across multiple jurisdictions is complex and could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We did not incur any capital expenditures for environmental control facilities in fiscal year 2013, and none are currently planned for fiscal year 2014.

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

Our operating results may fluctuate significantly as a result of numerous factors, any one of which could cause our operating results to fall below expectations or guidance, making our future results difficult to predict.

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile global economic environment, particularly in the U.S. and Europe, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-

period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. A significant portion of our quarterly sales typically occurs during the last month of the quarter, often within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred recently and at other times in the past, or if the guidance we provide to the market falls below the expectations of investors or securities analysts, as has occurred recently and at other times in the past, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	fluctuations in demand, including due to seasonality, for our products and services. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters; we have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future;

•	fluctuations in sales cycles, including the timing of large orders, and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	variation in sales channels, product costs or mix of products sold;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

•	delays in customer purchasing cycles in response to our introduction of new products or product transitions;

•	customer acceptance of new product introductions. For example, we recently introduced a new access point based on 802.11ac technology. This product may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers might have recently purchased our 802.11n access points and are not ready to further invest in the newer 802.11ac technology. In addition, these target customers might not have previously purchased products based on 802.11ac technology and might not have a specific budget for the purchase of these products;

•	unpredictability in the development of core, new or adjacent markets, including the public cloud computing market;

•	the timing of product releases or upgrades by us or by our competitors;

•	our ability to execute our sales strategy focusing primarily on customers in the three verticals of education, hospitality and healthcare;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any increase or decrease in operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	the quality and level of our execution of our business strategy and operating plan;

•	the effectiveness of our sales and marketing programs, including our ability to provide attractive incentives to our channel partners and customers through our pricing and discount programs; and,

•	our ability to derive anticipated benefits from our investments in sales, marketing, engineering or other activities.

We have incurred significant losses since inception, and could continue to incur losses in the future.

We have incurred significant losses since our inception, including net losses of $12.4 million, $31.1 million and $26.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $265.4 million. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We may continue to incur operating losses in the future, including through fiscal year 2014, as a result of the expenses associated with the continued development and expansion of our business. Additionally, we may also be affected by the timing of litigation defense costs. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the level of investment in sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase that profitability. As a result, our business could be harmed and our stock price could decline.

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

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. It is possible that our operating results in some periods may be below expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results are affected by a number of factors, including:

•	our sales volume;

•	fluctuations in demand for our products and services, including seasonal variations;

•	average selling prices and the potential for increased discounting of products by us or our competitors;

•	the timing of revenue recognition in any given period as a result of revenue recognition guidance under accounting principles generally accepted in the U.S.;

•	our ability to forecast demand and manage lead times for the manufacturing of our products;

•	shortages in the availability of components used in our products, including components whose manufacturing lead times have increased significantly or may increase in the future;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to develop and maintain relationships with our channel partners and to increase their sales;

•	our ability to develop and introduce new products and product enhancements that achieve market acceptance;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	changes in the regulatory environment for the certification and sale of our products;

•	claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or the requirement to pay settlements, damages or expenses associated with any such claims, together with the costs incurred in defending such claims;

•	other claims made against us and the requirement to pay settlements, damages or expenses associated with any such claims, together with the costs incurred in defending such claims; and,

•	general economic conditions in our domestic and international markets.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. While we received $12.6 million of net proceeds from a secondary offering of our common stock in the first quarter of 2013, we may need to raise substantial additional capital due to changes in business conditions or other future developments or in order to:

•	expand the commercialization of our products;

•	fund our operations;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	commercialize new products;

•	service our debt obligations and avoid any restrictions on our operations that may result from a failure to do so; and,

•	acquire companies and in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	successful implementation of, and achieving benefits from, our marketing and sales activities;

•	market acceptance of our products;

•	the rate at which the markets for our products develop;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and,

•	the market for such funding requirements and overall economic conditions.

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

We compete in highly competitive markets, and competitive pressures from existing and new companies may harm our business and operating results.

The markets in which we compete are highly competitive and are influenced by the following competitive factors:

•	performance, quality, reliability and predictability of the solution;

•	initial price and total cost of ownership;

•	comprehensiveness of the solution;

•	ability to provide quality customer service and support;

•	interoperability with other devices;

•	scalability of the solution;

•	ability to provide secure mobile access to the network; and,

•	ability to bundle the solution with other networking offerings.

Our primary competitors include Cisco Systems, Aruba Networks, Ruckus Wireless, Aerohive Networks, Motorola Solutions, Hewlett-Packard and Juniper Networks. We also face competition from a number of other companies, such as ADTRAN, AirTight Networks, Enterasys, Extricom, Ubiquiti Networks, and Xirrus. We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or our loss of, market share, any of which could seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, it could materially and adversely affect our competitive position, revenues and prospects for growth.

A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, and more quickly develop and expand their product and service offerings. Our competitors with larger volumes of orders and more diverse product offerings may require our VARs and distributors to stop selling our products, or to reduce their efforts to sell our products, which could harm our business and results of operations. In addition, certain of our competitors offer, or may in the future offer, more diverse product offerings and may be able to bundle wireless products with other networking offerings. Potential customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless networking products from an existing supplier rather than a new supplier, regardless of product performance or features.

We expect increased competition as our markets continue to expand. Conditions in our markets, including the vertical markets that we serve, could change rapidly and significantly as a result of technological advancements, funding constraints or other factors. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Cisco’s acquisition of Meraki, Motorola Solutions’ acquisition of Symbol Technologies, Hewlett-Packard’s acquisition of Colubris Networks and Juniper Networks’ acquisition of Trapeze Networks. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers’ willingness to purchase from such companies.

We compete in a rapidly evolving market, and the failure to respond quickly and effectively to changing market requirements could cause our business and operating results to decline.

The wireless networking market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. In order to deliver a competitive WLAN, our virtualized WLAN solutions must be capable of operating with an ever increasing array of wireless devices and an increasingly complex network environment. In addition, our products are designed to be compatible with industry standards for communications over wireless networks. As new wireless devices are introduced and standards in the wireless networking market evolve, we may be required to modify our products and services to make them compatible with these new products and standards. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. For example, the Institute of Electrical and Electronics Engineers, or IEEE, recently approved a new standard, IEEE 802.11ac. This is a major upgrade of IEEE 802.11 technologies that is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced an 802.11ac solution. However, we may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all, for future technologies. If we fail to address these changes successfully, our business and operating results could be materially harmed.

If we are unable to hire, integrate and retain qualified personnel, our business will suffer.

Our success is substantially dependent upon the continued service and performance of our management team. All of our executive officers are at-will employees, and therefore may terminate employment with us at any time. The loss of the service of any member of our management team, or any other key employee, may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.

Our future success depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Our inability to attract, integrate or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area and India where we have a substantial presence and need for highly-skilled personnel. Our CEO joined the Company in March 2012 and four senior members of our executive management team joined in the second and third quarters of 2013. If we are unable to successfully integrate, as well as retain, management (including senior management such as these recent hires), our business will be harmed. We also may not be successful in attracting qualified personnel to fulfill our current or future needs.

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

Our virtualized WLAN solution incorporates complex technology and may contain defects or errors, which could cause harm to our reputation and adversely affect our business.

Our virtualized WLAN solution incorporates complex technology and must operate with a significant number and types of wireless devices running new and complex applications in a variety of environments utilizing different wireless communication industry standards. Our products have contained and may in the future contain defects or errors. In some cases, these defects or errors have delayed the introduction of new products. Some errors in our products may only be discovered after a product has been installed and used by customers. These issues are most prevalent when new products or new updates or upgrades are introduced. Any errors or defects discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, damage to our brand and reputation, diversion of engineering resources, and increased service and warranty cost, any of which could materially and adversely affect our business and operating results.

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

Although certain technical problems experienced by users may not be caused by our virtualized WLAN solution, our business and reputation may be harmed if users perceive our solution as the cause of a slow or unreliable network connection.

Our solution has been deployed in many different environments and is capable of providing wireless access to many different types of wireless devices operating a variety of applications. The ability of our virtualized WLAN solution to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting in a wireless device, which is not a problem caused by the network. Even though certain technical problems experienced by users may not be caused by our solution, users often perceive the underlying cause to be the poor performance of the wireless network. This perception, even if incorrect, could harm our business and reputation.

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

If we fail to develop new products and enhancements to our virtualized WLAN solution, we may not be able to remain competitive.

We must develop new products and continue to enhance our virtualized WLAN solution to meet rapidly evolving customer requirements. If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. In addition, as new mobile applications are introduced, our success may depend on our ability to provide a solution that supports these applications.

We are subject to a number of industry standards established by various standards bodies, such as the IEEE, and we design our products to comply with these standards. As new industry standards emerge, we could be required to invest a substantial amount of resources to develop new products that comply with these standards. For example, we devoted a substantial amount of our research and development resources to design a virtualized WLAN solution that could optimize the performance allowed by the 802.11n standard. In addition, the IEEE recently approved a new standard, IEEE 802.11ac. This is a major upgrade of IEEE 802.11 technologies that is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced an 802.11ac solution. If our products do not comply with new or changing standards that are ratified by the IEEE or other standards bodies, our ability to sell our products may be adversely affected and we may not realize the benefits of our research and development efforts.

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

We derive a significant portion of our revenues from customers outside the U.S. During the years ended December 31, 2013, 2012 and 2011, 45%, 48% and 45% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

In addition, we have a research and development facility located in India, and we expect to expand our offshore development efforts and general and administrative functions within India and possibly in other countries. We have sales and support personnel in numerous countries worldwide.

Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk, against which we currently do not hedge;

•	heightened exposure to political and economic instability, war and terrorism;

•	reduced protection for intellectual property rights in some countries;

•	costs of compliance with, and the risks and costs of non-compliance with, differing and changing regulatory and legal requirements in the jurisdictions in which we operate;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

•	multiple conflicting tax laws and regulations;

•	the need to localize our products for international customers; and,

•	increased cost of managing employees in foreign countries, including increased costs of terminating employees in certain jurisdictions.

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

Another significant risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations, such as the U.K. Anti-Bribery Act of 2010. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and foreign laws and regulations applicable to us. Although we have implemented training and procedures designed to ensure compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other channel partners, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.

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

We have a significant research and development center in Bangalore, India and, in recent years, have increased headcount and development activity at this facility. There is no assurance that our reliance upon research and development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our research and development efforts and other operations in India involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering personnel due to intense competition for such resources and resulting wage inflation;

•	the knowledge transfer related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;

•	heightened exposure to change in the economic, security and political conditions in India;

•	differences in cultural expectations regarding various functions and policies;

•	fluctuations in currency exchange rates and regulatory compliance in India; and,

•	interruptions to our operations in India as a result of floods and other natural catastrophic events as well as manmade problems such as power disruptions or terrorism.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and our degree of compliance with our policies or procedures may deteriorate. While we have conducted employee training and implemented various controls and procedures, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources and provide significant management oversight and employee training, all of which may involve substantial accounting-related costs. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to continue to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, require us to enter into royalty or licensing agreements, or require expensive changes to our products. As a result, these claims could materially and adversely affect our business, results of operations, cash flows and financial position. For example:

•	We previously received letters from, and had lengthy discussions with Motorola Solutions, one of our competitors with a large patent portfolio and substantial resources, concerning its allegations that our products infringe certain of its patents. Those negotiations ultimately resulted in us entering into a cross-license with Motorola Solutions in 2011 under which we paid Motorola Solutions a substantial settlement.

•	In May 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. The litigation was dismissed after the parties entered into a settlement, license and release agreement on April 13, 2012, in which we agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., and we and Extricom Ltd. each agreed to a cross-license of each other’s patents in exchange for a full release and settlement of the litigation.

In addition, we are currently subject to the lawsuits involving patent infringement as set forth under Note 11, Commitments and Contingencies, in Item 8 of Part II of this Annual Report on Form 10-K. Although no assurance may be given, we believe that we are not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, operating results, cash flows or financial position. We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined that we do not have material exposure, or we are unable to develop a range of reasonably possible losses.

As our business expands and the number of products and competitors in our markets increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, because we currently have a limited portfolio of issued patents compared to our major competitors, we may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our potential patents may provide little or no deterrence. Many of these potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We may also be required to seek a license and pay royalties for the use of such intellectual property. Any such license may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.

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

We have a limited patent and trademark portfolio. To date, we have not applied for patent or trademark protection outside of the U.S. While we plan to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

•	current or future U.S. or future foreign patent applications will be approved;

•	our issued patents will protect our intellectual property and will not be held invalid or unenforceable if challenged by third parties;

•	we will succeed in protecting our technology adequately in all key jurisdictions in which we or our competitors operate;

•	the patents of others will not have an adverse effect on our ability to do business; or,

•	others will not independently develop similar or competing products or methods or design around any patents that may be issued to us.

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

If market demand for wireless networks does not continue to develop as we anticipate, demand for our virtualized WLAN solution may not grow as we expect.

The success of our business depends on enterprises continuing to adopt wireless networks for use with their business-critical applications. The market for enterprise-wide wireless networks has only developed in recent years as enterprises have deployed wireless networks to take advantage of the convenient access to the network that they provide. As businesses seek to run their business-critical applications on these wireless networks, they recognize the limitations of other wireless solutions and the need for our virtualized WLAN solution. Ultimately, however, enterprises may elect not to deploy wireless networks and may elect not to run their business-critical applications on a wireless network. Accordingly, demand for our solution may not continue to develop as we anticipate, or at all.

Our sales cycles can be long and unpredictable. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our virtualized WLAN solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our solution. Customers typically undertake a significant evaluation process, which frequently involves evaluating not only our products but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our virtualized WLAN solution are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially and adversely affected.

Our revenues may decline as a result of changes in public funding of educational institutions.

We have historically generated a substantial portion of our revenues from sales to educational institutions. Public schools receive funding from local tax revenue, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. We believe that the funding for a substantial portion of our sales to educational institutions comes from federal funding, in particular the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connections costs for eligible public educational institutions. In the event that the federal government reduces the amounts dedicated to the E-Rate program in future periods, or eliminates the program completely, our sales to educational institutions may be reduced. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.

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

Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will at least remain at close to current levels. However, we cannot be assured of the future level of IT spending and any deterioration in the level of such spending could have a material adverse effect on our results of operations and growth rates. The purchase of our products involves a significant commitment of capital and other resources, therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. For example, we believe that past economic downturns in the U.S. and international markets, especially in 2008 and 2009, adversely affected our business during that time period as customers and potential customers reduced costs by reducing or delaying purchasing decisions. Any unfavorable economic or market conditions could materially and adversely affect our results of operations.

We have a limited operating history, which makes it difficult to predict our future operating results.

We were incorporated in January 2002, began commercial shipments of our products in December 2003 and achieved significant levels of revenue commencing in 2008. As a result of our limited operating history, it is very difficult to forecast our future operating results. We face challenges in our business and financial planning as a result of the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to more mature companies with longer operating histories. These uncertainties make it difficult to predict our future operating results. If the assumptions we use to plan our business are incorrect or change in reaction to a change in our markets, our financial results could suffer.

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

We expect our gross margin to vary over time, and our level of gross margin may not be sustainable.

Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	increased price competition;

•	changes in customer or product and service mix;

•	introduction of new products;

•	our ability to reduce production costs;

•	increases in material or labor costs;

•	increased costs of licensing third party technologies that are used in our products;

•	excess inventory, inventory holding charges and obsolescence charges;

•	the timing of revenue recognition and revenue deferrals;

•	changes in our distribution channels or with our channel sales partners;

•	increased warranty costs, including providing additional products at very low or no cost to our customers to resolve product performance issues; and,

•	inbound shipping charges.

As a result of any of these factors, or other factors, our gross margin may be adversely affected, which in turn would harm our operating results.

We rely on channel partners to generate a substantial majority of our revenues. If our partners fail to perform, our operating results could be materially and adversely affected.

A substantial majority of our revenues is generated through sales by our channel partners, which are distributors and VARs. Sales through our channel partners accounted for 96%, 94% and 92% of our total net revenues during the years ended December 31, 2013, 2012 and 2011, respectively. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Westcon Group, Scansource Catalyst, SiraCom and Ingram Micro distribute a significant amount of our products worldwide. Resale of product through Westcon Group, Catalyst Telecom, SiraCom and Ingram Micro accounted for 72% and 68% of our worldwide net revenues in the years ended December 31, 2013 and 2012, respectively. Resale of product through Westcon Group, Catalyst Telecom and SiraCom accounted for 53%, of our worldwide net revenues in 2011.

Our channel partners may be unsuccessful in marketing, selling and supporting our products and services. They may also market, sell and support our competitors’ products and services, and may devote more resources to the marketing, sales and support of those competitors’products. They may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our VARs or distributors. In these cases, our channel partners may stop selling our products completely. New sales channel partners may take several months or more to achieve significant sales. Our reliance on our channel partners could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates applicable law or our corporate policies. If we fail to effectively manage our existing or future sales channel partners, our business would be seriously harmed.

Our strategy to invest in sales and marketing programs and personnel may not generate the revenue increases anticipated or such revenue increases may only be realized over a longer period than currently expected.

We invest in sales and marketing programs and personnel based on the revenue that we anticipate they will generate, but our expectations may not be met in a timely fashion or at all. For example, we have in the past commenced a substantial expansion of our field sales organization to provide improved coverage of the growing number of business opportunities in our target markets, and approximately doubled our sales headcount in connection with the expansion. In addition, we have in the past made a variety of investments in marketing programs to complement the expansion of our field sales headcount. However, our revenue grew more slowly than we had anticipated as a result of that expansion of our sales organization, so we took steps to reduce our sales and marketing expenses to be more in line with our revenue expectations.

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

We place orders with our ODMs or manufacturers based on our forecasts of our customers’ demand for our products. Our forecasts are based on multiple assumptions, any of which may introduce errors into our estimates and affect our ability to service our customers. When demand for our products exceeds our forecast, we may not be able to meet demand for our products on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to expedite the manufacture and delivery of additional products. If we underestimate customer demand, our manufacturers may have inadequate materials and components required to produce our products and as a result, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, our manufacturers may assess charges and we may purchase more finished goods inventory than we are able to sell when we expect to or at all. As a result, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our costs of revenues and reduce our liquidity and which could negatively affect our gross margins. Our failure to accurately manage inventory against demand would adversely affect our operating results.

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

We completed our first acquisition, that of Identity Networks, in 2011. In the future we may acquire other businesses, products or technologies. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. We may also face additional challenges, because acquisitions entail numerous risks, including:

•	difficulties in the integration of acquired operations, technologies, personnel and/or products;

•	unanticipated costs associated with the acquisition transaction;

•	the diversion of management’s attention from the regular operations of the business and the challenges of managing larger and more widespread operations;

•	adverse effects on new and existing business relationships with suppliers and customers;

•	risks associated with entering geographic or business markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of products and services from either company; and,

•	delays in realizing or failure to realize the benefits of an acquisition.

Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target is acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur significant acquisition-related expenses;

•	assume contingent liabilities; or,

•	expend significant cash.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory or administrative discipline, including the possibility of a restatement of our financial statements, or litigation.

New regulations or changes in existing regulations related to our products may result in unanticipated costs or liabilities, which could have a material and adverse effect on our business, results of operations and future sales, and could place additional burdens on the operations of our business.

Our products are subject to governmental regulations in a variety of jurisdictions. If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and there could be a material adverse effect on our business and results of operations. For example, radio emissions are subject to regulation in the U.S. and in other countries in which we do business. In the U.S., various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions standards, as well as the Waste Electrical and Electronic Equipment, or WEEE, and Restriction of the Use of Certain Hazardous Substances in Electrical and Electric Equipment, or RoHS, regulations with which our products and operations in the European Union must comply. We are further required to evaluate compliance with various laws and regulations that may be applicable to our business, such as the conflict minerals disclosure rules promulgated by the SEC in August 2012. The rule requires investigation and disclosure of the use of certain “conflict minerals” in our products. These rules apply to our business, and we are expending resources to ensure compliance. We may face reputational challenges and the loss of sales if we are required to publicly state that we are unable to sufficiently verify the origins for the defined “conflict” metals used in our products. The failure to comply with these regulations could result in the assessment of fines or penalties or other relief against us.

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

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs are subject to limitations arising from previous ownership changes and it is possible that the recent March 2013 secondary stock offering could result in an ownership change. In addition, if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. As a consequence, we may not be able to utilize a material portion of our NOLs. At December 31, 2013, we had federal and state net operating loss carryforwards of approximately $146.2 million and $122.4 million, respectively, which begin to expire in 2022 and 2014, respectively.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by the following:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in, the research and development tax credit laws;

•	transfer pricing adjustments including the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles; or,

•	changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

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

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated variation in anticipated results of operations of us or our competitors;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	announcements by us or our competitors of new products, new or terminated significant contracts, commercial relationships or capital commitments;

•	additional dilution to our existing shareholders due to new financing activities;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or expectations of analysts or investors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the continuing volatility in the financial markets;

•	rumors and market speculation involving us or other companies in our industry;

•	any major change in our management;

•	general economic conditions and slow or negative growth of our markets; and,

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

As of December 31, 2013, approximately 22.9 million shares of our common stock were issued and outstanding. At that date, we had outstanding options and other rights to acquire approximately 4.6 million shares of our common stock, including stock options, restricted stock units, restricted stock and shares anticipated to be purchased under our ESPP at the next purchase date, to the extent such securities become vested and are exercised as permitted by the provisions of the plans and agreements applicable to those securities. The weighted-average exercise price for options was $4.68 per share as of December 31, 2013. In addition, on December 31, 2013, there were outstanding warrants to purchase 3.2 million shares of our common stock at a weighted average exercise price of $9.48 per share. If a substantial amount of these additional shares are issued and are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, our existing stockholders will suffer dilution of their percentage ownership of outstanding common stock.

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

Certain provisions of our certificate of incorporation and bylaws and of Delaware law may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our certificate or incorporation and bylaws include, among other things, the following:

•	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	stockholder action can only be taken at a special or regular meeting and not by written consent;

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	allowing only our board of directors to fill vacancies on our board of directors; and,

•	supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our principal administrative, research and development, sales and marketing, and customer support office space is located in approximately 44,000 square feet leased facility in Sunnyvale, California. This lease expires in March 2015. We also lease approximately 35,000 square feet for a research and development facility in Bangalore, India pursuant to a lease that expires in November 2016, which is cancellable in 2014. We have the option to renew the Bangalore lease for an additional five years. In addition, we lease office space for sales offices and test facilities at various locations throughout the world under operating leases. These leases expire at various dates. We believe our facilities are either suitable and adequate for our needs for at least the next 12 months or that suitable and adequate additional or alternative space will be reasonably available to accommodate foreseeable expansion of our operations.

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

In October 2010, a complaint was filed by EON Corp. IP Holdings LLC against us and numerous other defendants, including Cisco, Sprint, HTC and Aruba Networks, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges infringement by the defendants of U.S. Patent No. 5,592,491 (“491 Patent”). Our initial attempts at informally resolving the action were unsuccessful. The defendants filed a joint motion to transfer the case to the Northern District of California, and on January 9, 2012, the Texas court granted the motion to transfer. On August 13, 2012, we answered EON’s second amended complaint, denying the allegations, and asserting that the EON patent is not infringed and is invalid. The case was pending before the Honorable Jon S. Tigar. Pre-trial Markman claim construction hearings were held on May 10, 2013 and on July 8, 2013 and Judge Tigar issued a Markman Order construing and determining the validity of certain claims of the ‘491 Patent. On November 15, 2013, EON and we entered into an Agreement of Dismissal pursuant to which, among other things, EON dismissed its claims against us with respect to the ‘491 Patent. There was no financial impact to us as a result of the Agreement of Dismissal.

In May 2011, Linex Technologies, Inc. filed suit against us and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents No. 6,757,322 (“322 patent”) and RE42,219 (“219 patent”). On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the ‘322 and ‘219 patents are infringed by 802.11n products imported and sold by us and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and which was granted by the Delaware court. On December 12, 2012, Linex amended its complaint to add a third patent, U.S. Patent No. RE43,812 (“812 patent”). The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case is now pending before the Honorable Claudia Wilken, and trial has been set for July 28, 2014. A responsive Markman brief and dispositive motions were filed by us on December 9, 2013. A court-ordered mediation session was held on December 20, 2013 and a settlement was not reached during the mediation. The court held a Markman hearing on January 23, 2014. Discovery is ongoing and there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, we are unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against us and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012. The case is now pending before the Honorable Leonard P. Stark. On April 29, 2013, Brocade Communications Systems tendered to us a request for indemnity in a related case before the same judge in Delaware, ReefEdge Networks v. Motorola Solutions and Brocade Communications, based on our sales to Brocade and its predecessors in interest. We have accepted Brocade’s request. The court has scheduled a claim construction hearing for April 11, 2014. The court has not yet set a trial date. Discovery has just begun, and there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. Additionally, no case-dispositive motions have been filed. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, we are unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on our business, operating results, cash flows or financial position.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Our common stock has been traded on the NASDAQ Global Market under the symbol “MERU” since it began trading on March 31, 2010. At February 1, 2014, there were 110 stockholders of record of our common stock.

The following table sets forth the high and low closing prices by quarter for fiscal years 2013 and 2012:

	High	Low
Fiscal Year 2013
First Quarter	$6.75	$2.25
Second Quarter	$6.70	$3.41
Third Quarter	$5.29	$3.27
Fourth Quarter	$4.31	$2.99
Fiscal Year 2012
First Quarter	$5.30	$3.65
Second Quarter	$4.21	$1.47
Third Quarter	$3.49	$1.60
Fourth Quarter	$3.48	$2.17

Stock Performance Graph and Cumulative Total Return

The following graph shows a comparison from March 31, 2010 through December 31, 2013 of the cumulative total return on our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph and table assume that $100 was invested on March 31, 2010 in Meru Networks, Inc. common stock, the NASDAQ Composite Index and the NASDAQ Computer Index with the reinvestment of all dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 45 Month Cumulative Total Return*

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our common stock.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Purchase Rights under Employee Stock Purchase Plan and Vesting of Restricted Stock	Weighted Average Exercise Price of Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders (1)	3,668,668	$4.70	2,278,412
Equity compensation plans not approved by security holders (2)	960,000	$4.62	185,000

Total equity compensation plans	4,628,668	$4.68	2,463,412

(1)	Prior to our Initial Public Offering, or IPO, we issued securities under our 2002 Stock Incentive Plan. Following our IPO, we issued securities under our 2010 Stock Incentive Plan, or 2010 Plan, and our 2010 Employee Stock Purchase Plan, or ESPP.

(2)	For our Chief Executive Officer, we issued securities under an Inducement Stock Option Plan and Agreement, a Service-Based Restricted Stock Unit Plan and Agreement and a Performance-Based Restricted Stock Unit Plan and Agreement. We also issued securities under our 2013 New Employee Stock Inducement Plan, or the 2013 Plan.

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

In March 2012, we granted to Dr. Bami Bastani, President and CEO, options to purchase 600,000 shares of common stock under an Inducement Stock Option Plan and Agreement, 50,000 shares of restricted stock units under a Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under a Performance-Based Restricted Stock Unit Plan and Agreement, each of which are separate from the 2010 Plan, as a material inducement to Dr. Bastani’s acceptance of employment with us. The grants were approved by our board of directors, as specified under the Listing Rules of the Nasdaq Stock Market.

On June 6, 2013, our Board of Directors approved our 2013 Plan, under which 500,000 shares of common stock were reserved for issuance. The 2013 Plan is designed to attract new employees by providing for awards in the form of restricted stock units, restricted stock awards, stock options (which shall be nonstatutory stock options) or stock appreciation rights. The grants were approved by our board of directors, as specified under the Listing Rules of the Nasdaq Stock Market.

Recent Sales of Unregistered Securities

For the quarter ended December 31, 2013, we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter and the fiscal year 2013.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for share and per share amounts)
Consolidated Statement of Operations Data
Revenues:
Products	$87,179	$80,770	$74,279	$63,197	$45,196
Support and services	18,476	16,561	12,957	10,479	5,866
Ratable products and services	92	179	3,235	11,328	18,432

Total revenues	105,747	97,510	90,471	85,004	69,494

Costs of revenues:
Products	30,260	28,879	26,415	22,060	17,332
Support and services	7,148	6,463	4,581	2,297	876
Ratable products and services	47	103	1,863	6,021	9,571

Total costs of revenues *	37,455	35,445	32,859	30,378	27,779

Gross margin	68,292	62,065	57,612	54,626	41,715

Operating expenses
Research and development *	15,719	15,053	13,966	12,399	10,018
Sales and marketing *	49,628	58,759	47,688	33,483	25,762
General and administrative *	12,856	14,844	14,779	10,462	6,858
Litigation reserve	—	2,350	7,250	—	—

Total operating expenses	78,203	91,006	83,683	56,344	42,638

Loss from operations	(9,911)	(28,941)	(26,071)	(1,718)	(923)
Interest expense, net	(2,010)	(1,656)	(253)	(813)	(1,825)
Other income (expense), net	(2)	58	41	(33,821)	(14,447)

Loss before provision for income taxes	(11,923)	(30,539)	(26,283)	(36,352)	(17,195)
Provision for income taxes	443	549	411	254	191

Net loss	(12,366)	(31,088)	(26,694)	(36,606)	(17,386)
Accretion on convertible preferred stock	—	—	—	—	221

Net loss attributable to common stockholders	$(12,366)	$(31,088)	$(26,694)	$(36,606)	$(17,165)

Net loss per share of common stock:
Basic and diluted	$(0.57)	$(1.73)	$(1.54)	$(3.06)	$(45.15)

Shares used in computing net loss per share of common stock:
Basic and diluted	21,800,236	17,968,034	17,377,503	11,981,170	380,179

*	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Costs of revenues	$301	$320	$346	$197	$71
Research and development	839	1,126	1,131	767	187
Sales and marketing	2,309	2,714	2,217	985	312
General and administrative	3,097	3,389	2,480	1,896	297

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$30,938	$22,855	$40,259	$67,269	$21,283
Working capital (deficit)	20,132	16,171	30,952	52,642	(23,537)
Total assets	62,437	54,189	66,843	84,368	38,412
Warrant liability	—	—	—	—	18,939
Total debt, excluding convertible promissory notes	6,515	9,696	—	2,808	14,255
Convertible preferred stock	—	—	—	—	125,255
Total stockholders’ equity (deficit)	16,255	9,593	32,471	49,918	(155,448)

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

Overview

We provide a virtualized WLAN solution that is designed to cost-effectively optimize the enterprise network to deliver the performance, reliability, predictability and operational simplicity of a wired network, with the advantages of mobility. Our solution represents an innovative approach to wireless networking that utilizes virtualization technology to create an intelligent and self-monitoring wireless network. We sell a virtualized WLAN solution built around our System Director Operating System, which runs on our controllers and access points. We also offer additional products designed to deliver centralized network management, predictive and proactive diagnostics and enhanced security.

We were founded in January 2002 with the vision of developing a virtualized WLAN solution that enables enterprises to deliver business-critical applications over wireless networks, and become what we refer to as All-Wireless Enterprises. From our inception through 2003, we were principally engaged in the design and development of our virtualized WLAN solution. We focused on developing technology that could reliably and predictably deliver business-critical applications using voice, video and data over wireless networks in dense environments. We began commercial shipments of our products in December 2003, and initially targeted markets where the wireless delivery of applications in dense environments is critical, such as healthcare and education. Since that time, we have broadened our focus to include organizations in more markets, and have significantly expanded our geographic reach. To date, our products have been deployed by approximately 12,500 customers worldwide in many markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities.

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

We believe several emerging trends and developments will be integral to the future growth of our business. The growing number of wireless devices and the increased expectations of the users of these devices are driving demand for better performing wireless networks. Enterprises increasingly view wireless networks as a means to deliver better service to their customers and increase the productivity of their workforce, and as a result, they are shifting from the casual use of wireless networks to the strategic use of wireless networks for business-critical applications. Further, enterprises are increasingly realizing that wireless networks designed to optimize the 802.11n standard and the 802.11ac standard can deliver the capacity and performance to support their business-critical applications.

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

Our revenues have grown from $1.1 million in 2005 to $105.7 million in 2013. It is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

In addition, we believe that there can be significant seasonal factors that may cause the first and third quarters of our fiscal year to have relatively weaker products revenues than the second and fourth fiscal quarters. We believe that this seasonality results from a number of factors, including:

•	customers with a December 31 fiscal year end may choose to spend remaining budgets before their year end resulting in a positive impact on our products revenues in the fourth quarter of our fiscal year;

•	the structure of our direct sales compensation program may provide additional financial incentives to our sales personnel the exceed their annual goals resulting in additional sales in the fourth quarter;

•	the timing of our annual training for the entire sales force in our first fiscal quarter combined with the above fourth quarter factors can potentially cause our first fiscal quarter to be seasonally weak;

•	many of our education customers have procurement and deployment cycles that can result in stronger order flow in our second fiscal quarter than other quarters as a result of the timing of customer funding ; and,

•	seasonal reductions in business activity during the summer months in the United States, Europe and certain other regions may have a negative impact on our third quarter revenues.

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

We have incurred losses since inception as we grow our business and invest in research and development, sales and marketing, and administrative functions. As of December 31, 2013, we had an accumulated deficit of $265.4 million.

Vendor Specific Objective Evidence

Our recognition of revenues in a particular period depends on the satisfaction of specific revenue recognition criteria, which we describe in more detail below. We adopted two accounting standards for certain revenue arrangements at the beginning of fiscal year 2011 that include software elements and multiple deliverable revenue arrangements. Generally, upon establishing VSOE for support services for a customer or class of customers, our total recognized revenues from sales to these customers increased in subsequent periods because we were able to recognize all of the products revenues from these sales in these periods once all revenue recognition criteria were satisfied. We also continued to recognize ratable products and services revenues from sales to customers made prior to establishing VSOE for support services. This impact has decreased over time and ratable products and services are no longer material. We recognize the costs of revenues in the same period in which we recognize the associated revenues. When reviewing our financial performance and making period-to-period comparisons, you should consider the impact that the timing of the adoption of the two accounting standards and the establishment of VSOE had on our financial results, including the amount of our revenues and costs of revenues.

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

	Fiscal Years or as of Fiscal Years Ended
	2013	2012	2011
	(dollars in thousands)
Products revenues	$87,179	$80,770	$74,279
Support and services revenues	18,476	16,561	12,957
Gross margin	65%	64%	64%
Loss from operations (1)	$(9,911)	$(28,941)	$(26,071)
Cash and cash equivalents and short-term investments	30,938	22,855	40,259
Net cash used in operating activities	(345)	(25,371)	(22,402)
(1) Includes stock-based compensation expense of:	$6,546	$7,549	$6,174

Gross margin. We monitor gross margin to measure our cost efficiencies, including primarily whether our manufacturing costs and component costs are in line with our product revenues and whether our personnel costs associated with our technical support, professional services and training teams are in line with our support and services revenues.

Net cash used in operating activities. We monitor cash flow from operations as a measure of our overall business performance. Our primary uses of cash from operating activities are for personnel-related expenditures, purchases of inventory, costs related to our facilities and litigation reserve expense. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization, stock-based compensation expenses, accrued interest on long-term debt, and amortization of issuance costs and warrant expense, thereby allowing us to better understand and manage the cash needs of our business.

Components of Revenues, Costs of Revenues and Operating Expenses

Revenues. We derive our revenues from sales of our products, and support and services. Our total revenues are comprised of the following:

•	Products Revenues – We generate products revenues from sales of our software and hardware products, which primarily consist of our System Director Operating System running our access points and controllers, as well as additional software applications.

•	Support and Services Revenues – We generate support and services revenues primarily from service contracts for our MeruAssure customer support program, which includes software updates, maintenance releases and patches, telephone and internet access to our technical support personnel and hardware support. We also generate support and services revenues from the professional and training services that we provide to our customers.

•	Ratable Products and Services Revenues – Prior to January 1, 2009, we recognized ratable products and services revenues from sales of our products and services in circumstances where VSOE for support services being provided could not be segregated from the value of the entire sales arrangement, or where we provided technical support or unspecified software upgrades outside of contractual terms. In these cases, revenues were deferred and recognized ratably over either the economic life of the product or the contractual period. As of January 1, 2009, we established VSOE for support services for all our channel partners and customers, and we no longer offer support outside of contractual terms, and therefore, we are able to recognize products revenues and support and services revenues separately.

Costs of Revenues. Our total costs of revenues are comprised of the following:

•	Costs of Products Revenues – A substantial majority of the costs of products revenues consists of third-party manufacturing costs and component costs. Our costs of products revenues also include shipping costs, third-party logistics costs, write-offs for excess and obsolete inventory and warranty costs.

•	Costs of Support and Services Revenues – Costs of support and services revenues are primarily comprised of personnel costs associated with our technical support, professional services and training teams.

•	Costs of Ratable Products and Services Revenues – Costs of ratable products and services revenues are comprised primarily of deferred costs of products revenues and an allocation of costs of services revenues.

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative expenses and litigation reserve expense. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, commissions, bonuses and benefits for our employees. We grant our employees and members of our executive advisory board and board of directors equity awards and recognize stock-based compensation cost as part of operating expenses. We expect to continue to incur significant stock-based compensation expense as our employee base grows.

•	Research and Development Expenses. Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. We are devoting a substantial amount of our resources to the continued development of additional functionality for our existing products and the development of new products.

•	Sales and Marketing Expenses. Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, travel costs, costs for marketing programs and facilities costs.

•	General and Administrative Expenses. General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology functions. Professional services consist of outside legal and accounting services and information technology consulting costs. We have incurred additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the additional costs of complying with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

•	Litigation Reserve Expense. Litigation reserve expense consists of settlements or anticipated settlements of litigation. In 2012, the litigation reserve expense was related to the settlement, license and release agreement with Extricom Ltd. As part of this agreement, we paid Extricom Ltd. $2.4 million and expensed the full amount in 2012. In 2011, we entered into a license agreement with Motorola Solutions and, as part of which, we agreed to pay Motorola Solutions $7.3 million and expensed the full amount in 2011. We record litigation accruals for legal matters which are both probable and estimable. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, we will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made.

Interest Expense, Net. For 2013, interest expense, net consists primarily of interest expense on debt. For 2012, interest expense, net consists primarily of interest expense on debt and customer prompt payment discounts. For 2011, interest expense, net consists primarily of interest expense on debt, prompt payment discounts and interest income on cash, cash equivalents and short-term investments balances. As of December 31, 2013, we had $6.7 million of outstanding debt before debt discounts.

Other Income (Expense), Net. Other income (expense), net consists primarily of gains and losses on foreign currency transactions.

Major Channel Partners

We sell products and services directly to our channel partners, including VARs and distributors. The following table sets forth our channel partners representing greater than 10% of revenues in the periods presented (in percentages):

	Years Ended December 31,
Major Channel Partners	2013	2012	2011
Westcon Group, Inc.	26%	25%	29%
Ingram Micro Inc.	18	11	*
Siracom, Inc.	14	19	11
Scansource Catalyst, Inc.	14	13	13

*	Less than 10%

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

Third-party evidence of selling price, or TPE, is determined based on competitor prices for similar deliverables when sold separately. However, we are typically not able to determine TPE for our products or services. Generally, our go-to-market strategy differs from that of its peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. We establish estimated selling prices, or ESP, for support services based on our normal pricing and discounting practices for support services. This ESP analysis requires that a substantial majority of the support services selling prices fall within a reasonably narrow pricing range, which is typically broader than the range used to evidence VSOE. We believe that this is the price that we would sell support services if support services were regularly sold on a stand-alone basis.

When we are unable to establish the selling price of our non-software elements using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, pricing policies, internal costs, gross margin and discount from the list prices.

We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact during the year, nor do we currently expect a material impact in the near term, from changes in VSOE or ESP.

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

The majority of our sales are generated through distributors. Revenues from distributors with return rights are recognized when the distributor reports that the product has been sold through, provided that all other revenue recognition criteria have been met. We obtain sell-through information from these distributors. For transactions with other distributors, we do not provide for rights of return and recognize products revenues at the time of shipment, assuming all other revenue recognition criteria have been met. Sales to certain distributors were made pursuant to price discounts based on certain criteria, we accrue the estimated price discount as a reduction to both accounts receivable and net revenues.

Revenues for support services are recognized on a straight-line basis over the support period, which typically ranges from one year to five years.

Shipping charges billed to customers are included in products revenues and the related shipping costs are included in costs of products revenues.

Stock-Based Compensation

We recognize stock-based compensation for equity awards on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. We calculate the fair value of our restricted stock based on the fair market value on the date of grant. We use the Black-Scholes option-pricing model to estimate the fair value of our stock options and shares under our employee stock purchase plan. The determination of the fair value of these awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price, the expected holding period of the awards, the risk-free interest rate and the expected stock price volatility. Further, the forfeiture rate also affects the amount of aggregate compensation that we are required to record as an expense. These inputs are subjective and generally require significant judgment. If any of the assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially from the awards granted previously.

Fair Value of Financial Instruments

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

During the years ended December 31, 2013, 2012 and 2011, we recorded bad debt expense of $30,000, $44,000 and $143,000. We collected previously written-off bad debt expense of $8,000 and $54,000 during the years ended December 31, 2013 and 2012. We did not collect previously written-off bad debt expense in 2011. Write-offs of previously reserved bad debts were approximately $8,000, $110,000 and $375,000 during the years ended December 31, 2013, 2012 and 2011.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2013, 2012 and 2011, we have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Since inception, we have incurred operating losses, and, accordingly, we have not recorded a provision for income taxes for any of the periods presented other than foreign and state provisions for income tax. Accordingly, there have not been significant changes to our provision for income taxes during the years ended December 31, 2013, 2012 or 2011, and we do not expect any significant changes until we are no longer incurring losses.

As of December 31, 2013, we had federal net operating loss carryforwards of $146.2 million and state net operating loss carryforwards of $122.4 million. We also had federal and state research credit carryforwards of $4.1 million and $4.5 million and foreign tax credits of $0.7 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2022 and 2018, respectively, and the state net operating loss carry forwards began expiring in certain jurisdictions in 2014. Utilization of these net operating losses and credit carryforwards is subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and state and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future, including, for example, as a result of the shares issued in our initial public offering aggregated with certain other sales of our stock before or after the offering.

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

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2013		2012
REVENUES:
Products	$87,179	82.4%	$80,770	82.8%
Support and services	18,476	17.5	16,561	17.0
Ratable products and services	92	0.1	179	0.2

Total revenues	105,747	100.0	97,510	100.0

COSTS OF REVENUES:
Products	30,260	28.6	28,879	29.6
Support and services	7,148	6.8	6,463	6.7
Ratable products and services	47	0.0	103	0.1

Total costs of revenues*	37,455	35.4	35,445	36.4

Gross margin	68,292	64.6	62,065	63.6

OPERATING EXPENSES:
Research and development*	15,719	14.9	15,053	15.4
Sales and marketing*	49,628	46.9	58,759	60.3
General and administrative*	12,856	12.2	14,844	15.2
Litigation reserve	—	—	2,350	2.4

Total operating expenses	78,203	74.0	91,006	93.3

Loss from operations	(9,911)	(9.4)	(28,941)	(29.7)
Interest expense, net	(2,010)	(1.9)	(1,656)	(1.7)
Other income (expense), net	(2)	(0.0)	58	0.1

Loss before provision for income taxes	(11,923)	(11.3)	(30,539)	(31.3)
Provision for income taxes	443	0.4	549	0.6

Net loss	$(12,366)	(11.7)%	$(31,088)	(31.9)%

*	The following table sets forth the stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012
Costs of revenues	$301	$320
Research and development	839	1,126
Sales and marketing	2,309	2,714
General and administrative	3,097	3,389

Revenues

Our total revenues increased by $8.2 million, or 8.4%, to $105.7 million in 2013, from $97.5 million in 2012. This increase was primarily the result of increased demand for our products, particularly in the Americas region.

Products revenues. Products revenues increased by $6.4 million, or 7.9%, to $87.2 million in 2013, from $80.8 million in 2012. The increase was primarily a result of an increase in unit shipments particularly in the Americas region.

Support and services revenues. Support and services revenues increased by $1.9 million, or 11.6%, to $18.5 million in 2013, from $16.6 million in 2012. The increase in support and services revenues is a result of increased product sales, particularly in the Americas region, resulting in first-year support sales, and the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues to increase.

Ratable products and services revenues. Ratable products and services revenues decreased by $87,000, or 48.6%, to $92,000 in 2013, from $0.2 million in 2012. This ratable revenue is being amortized from transactions initiated prior to 2009, declined over time and depleted through 2013 as the related deferred revenue balance has been depleted as of December 31, 2013.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $2.0 million, or 5.7%, to $37.5 million in 2013 from $35.4 million in 2012. Overall gross margins, as a percentage of total revenues, increased to 64.6% in 2013 from 63.6% in 2012. Our product gross margins, as a percentage of product revenues, increased to 65.3% in 2013 from 64.2% in 2012. This increase in the product gross margin was primarily the result of product mix consisting of higher margin items. Our support and services gross margins, as a percentage of support and services revenues, increased to 61.3% in 2013 from 61.0% in 2012. This increase in the support and services gross margin was primarily the result of increased revenues in support and services.

Operating Expenses

Our operating expenses decreased by $12.8 million, or 14.1%, to $78.2 million in 2013 from $91.0 million in 2012. Our operating expenses decreased as a percentage of revenue from 93.3% in 2012 to 74.0% in 2013

Research and Development Expenses

Research and development expenses increased by $0.7 million, or 4.4%, to $15.7 million in 2013 from $15.1 million in 2012. This increase is primarily the result of an increase of $0.8 million in research and development personnel costs as a result of increased headcount and an increase of $0.2 million in travel expenses, partially offset by a decrease of $0.3 million in stock-based compensation expense as compared to 2012.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $9.1 million, or 15.5%, to $49.6 million in 2013 from $58.8 million in 2012. In 2013, we continued to take steps to bring our sales and marketing expenses in line with our revenue expectations. This resulted in a decrease of $7.2 million in sales and marketing personnel costs as a result of lower headcount, a decrease of $1.0 million in sales and marketing program expenses, a decrease of $0.4 million in stock-based compensation expense and a decrease of $0.3 million in travel expenses as compared to 2012.

General and Administrative Expenses

General and administrative expenses decreased by $2.0 million, or 13.4%, to $12.9 million in 2013 from $14.8 million in 2012. This decrease is primarily the result of a decrease of $0.9 million in one-time costs related to our former CEO’s transitional employment agreement and the executive search fees for the current CEO in 2012, a decrease of $0.6 million in legal fees related to the settlement of certain litigation matters in 2012, a decrease of $0.3 million in stock-based compensation expense and a decrease of $0.2 million in general and administrative personnel costs as compared to 2012.

Litigation Reserve Expense

We entered into a settlement, license and release agreement with Extricom Ltd. in 2012 and recorded $2.4 million in 2012 as expense as we do not believe the agreement provides any future value.

Interest Expense, Net

Interest expense, net increased by $0.4 million, or 21.4%, to $2.0 million in 2013, from $1.7 million in 2012. This increase is primarily due to a result of an increase in interest expense related to the $12.0 million loan agreement entered into with Venture Lending and Leasing VI, Inc., or VLL, in June 2012. See the discussion of the arrangements with VLL under “Liquidity and Capital Resources.”

Provision for Income Taxes

Our income taxes decreased by $0.1 million, or 19.3%, to $0.4 million in 2013 from $0.5 million in 2012. This decrease in the provision for income taxes was due to our expense reduction leading to lower operating income in our international entities.

Year ended December 31, 2012 compared to the year ended December 31, 2011

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2012		2011
REVENUES:
Products	$80,770	82.8%	$74,279	82.1%
Support and services	16,561	17.0	12,957	14.3
Ratable products and services	179	0.2	3,235	3.6

Total revenues	97,510	100.0	90,471	100.0

COSTS OF REVENUES:
Products	28,879	29.6	26,415	29.2
Support and services	6,463	6.7	4,581	5.1
Ratable products and services	103	0.1	1,863	2.0

Total costs of revenues*	35,445	36.4	32,859	36.3

Gross margin	62,065	63.6	57,612	63.7

OPERATING EXPENSES:
Research and development*	15,053	15.4	13,966	15.5
Sales and marketing*	58,759	60.3	47,688	52.7
General and administrative*	14,844	15.2	14,779	16.3
Litigation reserve	2,350	2.4	7,250	8.0

Total operating expenses	91,006	93.3	83,683	92.5

Loss from operations	(28,941)	(29.7)	(26,071)	(28.8)
Interest expense, net	(1,656)	(1.7)	(253)	(0.3)
Other income (expense), net	58	0.1	41	—

Loss before provision for income taxes	(30,539)	(31.3)	(26,283)	(29.1)
Provision for income taxes	549	0.6	411	0.4

Net loss	$(31,088)	(31.9)%	$(26,694)	(29.5)%

*	The following table sets forth the stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2012	2011
Costs of revenues	$320	$346
Research and development	1,126	1,131
Sales and marketing	2,714	2,217
General and administrative	3,389	2,480

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

Ratable products and services revenues. Ratable products and services revenues decreased by $3.1 million, or 94.5%, to $0.2 million in 2012, from $3.2 million in 2011. This ratable revenue is being amortized from transactions initiated prior to 2009, declined over time and depleted through 2013 as the related deferred revenue balance has been depleted as of December 31, 2013.

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

General and Administrative Expenses

General and administrative expenses remained flat at $14.8 million in 2012 as compared to 2011. During the year ended December 31, 2012, there was an increase of $0.9 million in stock-based compensation expense and an increase of $0.2 million in personnel costs as a result of increased headcount were offset by a decrease of $0.9 million in legal fees related to the settlement of certain litigation matters and a decrease of $0.2 million in costs related to our former CEO’s transitional employment agreement and the executive search fees for the current CEO as compared to 2011.

Litigation Reserve Expense

Our litigation reserve expense decreased by $4.9 million, or 67.6%, from approximately $7.3 million 2011 to approximately $2.4 million in 2012. We entered into a settlement, license and release agreement with Extricom Ltd. in 2012 and recorded $2.4 million as expense as we do not believe the agreement provides any future value. We entered into a license agreement with Motorola Solutions in 2011. As part of the Motorola Solutions License Agreement, we agreed to pay Motorola Solutions $7.3 million and expensed the full amount in 2011.

Interest Expense, Net

Interest expense, net increased by $1.4 million, or 554.5%, to $1.7 million in 2012, from $0.3 million in 2011. This increase is primarily due to a result of an increase in interest expense related to the $12.0 million loan agreement entered into with Venture Lending and Leasing VI, Inc., or VLL, in June 2012. See the discussion of the arrangements with VLL under “Liquidity and Capital Resources.”

Provision for Income Taxes

Our income taxes increased by $0.1 million, or 33.6%, to $0.5 million in 2012 from $0.4 million in 2011. This increase in the provision for income taxes was due to the growth of our international entities.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, long-term debt and our credit facilities. From 2007 through 2009, we raised an aggregate of $62.3 million from the sale of our convertible preferred stock, including amounts received through the conversion of promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our long-term debt in the amount of $16.5 million during that period. In 2010, we received $57.1 million from our initial public offering, representing the net proceeds of the offering after deducting underwriters’ commissions and discounts and other issuance costs. In 2013, we received $12.6 million, representing the net proceeds from the follow-on offering of our common stock after deducting underwriters’ commissions, discounts and other issuance costs.

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

Amounts outstanding under the VLL Term Loan Agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of December 31, 2013 and 2012, the Company was in compliance with all of its loan covenants. As of December 31, 2013, we had debt outstanding under the loan in the amount of $6.7 million, before debt discounts, that bears a fixed interest rate of 12% per year.

We were party to a Loan and Security Agreement with Silicon Valley Bank, dated January 29, 2007 (as amended, the “SVB Agreement”), which provided a working capital line of credit of $7.0 million based on eligible accounts receivable. On July 31, 2012, the Company renewed the line of credit for twelve months pursuant to an amendment to the SVB Agreement. This working capital line of credit under the SVB Agreement expired on July 31, 2013.

As of December 31, 2013, we had cash and cash equivalents of $30.9 million as compared to $22.9 million as of December 31, 2012.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been related to personnel-related and other operating expenditures as well as increased accounts receivable and accounts payable due to the growth and expansion of our business. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Total cash used in operating activities was $0.3 million, $25.4 million and $22.4 million in fiscal years 2013, 2012 and 2011, respectively.

Cash used in operating activities of $0.3 million in 2013 reflected a net loss of $12.4 million, partially offset by non-cash charges of $9.2 million and changes in our net operating assets and liabilities of $2.8 million. The non-cash charges were mainly comprised of $6.5 million in stock-based compensation, $1.6 million in depreciation and amortization and $0.8 million in accrued interest on long-term debt. The changes in our net operating assets and liabilities were comprised of a net increase of $2.1 million in accounts payable and accrued liabilities, a decrease of $1.6 million in inventory and an increase of $1.3 million in deferred revenues that was partially offset by an increase of $2.1 million in accounts receivable.

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

Cash used in operating activities of $22.4 million in 2011 reflected a net loss of $26.7 million and changes in our net operating assets and liabilities of $2.8 million, partially offset by non-cash charges of $7.1 million, $6.2 million of which relates to stock-based compensation in 2011. The change in our net operating assets and liabilities was comprised of an increase of $4.3 million in accounts receivable, net due to larger than usual concentration of sales in December 2011 and an increase of $1.9 million in inventory that was partially offset by a net increase of $2.9 million in accounts payable and accrued liabilities and a decrease of $0.9 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

The cash used in investing activities of $1.4 million in 2013 solely consisted of $1.4 million in capital expenditures.

Our investing activities in 2012 consisted of our short-term investments, capital expenditures and the payment of remaining earnouts from our acquisition of Identity Networks. The cash provided by investing activities of $2.8 million in 2012 reflected $5.0 million in proceeds from the maturities of short-term investments that was partially offset by $1.9 million of capital expenditures.

In 2011, our investing activities consisted of our short-term investments, our acquisition of Identity Networks, investment in non-marketable securities, and capital expenditures. The purchase of $10.0 million of short-term investments was offset by the maturity of $10.0 million of short-term investments. We used $1.4 million for capital expenditures. In addition, we acquired Identity Networks for a purchase price of $2.5 million, of which $2.2 million was paid in 2011 and the remaining $0.3 million earnout was paid in 2012. Further, we invested $1.3 million in a non-public company.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering and our secondary offering, which occurred during the year ended December 31, 2013, issuance of common stock in conjunction with the exercise of options to purchase our stock, the sale of convertible preferred stock, the incurrence of debt and the use of our line of credit facility. As of December 31, 2013, we had outstanding debt in the amount of $6.7 million before debt discounts.

Cash provided by financing activities was $9.9 million in 2013, which was primarily comprised of the net proceeds from the secondary offering of our common stock in the amount of $12.6 million, and net proceeds from the exercise of stock options and the purchases under the employee stock purchase plan of $0.8 million, partially offset by payments on our long-term debt of $3.4 million.

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

If our cash sources are insufficient to satisfy our cash requirements, we may be required to sell debt or equity securities to raise additional capital or to borrow or increase the amount available to us for borrowing under our credit facility. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly if capital market and overall economic conditions change adversely. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders. Additionally, the terms of our existing term loan and line of credit may prevent us from borrowing under or increasing the size of our credit facility, or to do so on terms that are acceptable to us, particularly if credit market conditions change adversely.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	Total
	(in thousands)
Contractual Obligations:
Principal and interest and other payments on debt (1)	$4,433	$4,955	$9,388
Operating lease obligations	1,488	625	2,113
Purchase commitments	7,482	—	7,482

Total	$13,403	$5,580	$18,983

(1)	Our long-term debt carries a fixed interest rate of 12%. As of December 31, 2013, our obligation to make principal, interest and other payments on our debt totaled $9.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Debt and Interest

As of December 31, 2013 and 2012, the principal amount of our long-term debt before debt discounts was $6.7 million and $10.1 million, respectively. During 2013, a 10% appreciation or depreciation in the prime rate would not have a material impact on our interest expense.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists — a consensus of the FASB Emerging Issues Task Force, which requires an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss (NOL) or similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented gross as a liability. The guidance is effective prospectively for fiscal years, and interim periods beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. We will adopt this standard in the first quarter of 2014 and do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Risk

Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $30.9 million and $22.9 million as of December 31, 2013 and 2012, respectively. These amounts were held primarily in cash deposits, money market funds and U.S. government securities. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the four quarters in the years ended December 31, 2013 and 2012. In management’s opinion, the data below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarters Ended
Fiscal Year 2013	December 31, 2013	September, 30 2013	June, 30 2013	March 31, 2013
	Unaudited
	(in thousands, except share and per share data)
Net revenues	$30,161	$24,400	$26,451	$24,735
Gross margin	$19,521	$15,972	$17,179	$15,620
Loss before income taxes	$(2,014)	$(3,486)	$(2,978)	$(3,445)
Net loss	$(2,133)	$(3,583)	$(3,067)	$(3,583)
Net loss per share of common stock:
Basic and diluted	$(0.09)	$(0.16)	$(0.14)	$(0.18)
Shares used in per share calculations:
Basic and diluted	22,793,555	22,525,060	22,268,180	19,570,769

	Quarters Ended
Fiscal Year 2012	December 31, 2012	September, 30 2012	June, 30 2012	March 31, 2012
	Unaudited
	(in thousands, except share and per share data)
Net revenues	$28,214	$25,386	$24,499	$19,411
Gross margin	$17,376	$16,407	$15,811	$12,471
Loss before income taxes	$(4,194)	$(5,677)	$(6,310)	$(14,358)
Net loss	$(4,333)	$(5,796)	$(6,472)	$(14,487)
Net loss per share of common stock:
Basic and diluted	$(0.24)	$(0.32)	$(0.36)	$(0.82)
Shares used in per share calculations:
Basic and diluted	18,307,063	18,014,335	17,845,376	17,701,126

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

We have audited the accompanying consolidated balance sheets of Meru Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meru Networks, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

February 28, 2014

MERU NETWORKS, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,938	$22,855
Accounts receivable, net of allowance for doubtful accounts of $28 and $14 as of December 31, 2013 and 2012	17,088	15,040
Inventory	7,230	8,852
Prepaid expenses and other current assets	998	884

Total current assets	56,254	47,631
Property and equipment, net	2,451	2,473
Goodwill	1,658	1,658
Intangible assets, net	140	403
Other assets	1,934	2,024

TOTAL ASSETS	$62,437	$54,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,139	$3,027
Accrued liabilities	12,535	13,053
Long-term debt, current portion	3,718	3,197
Deferred revenue, current portion	13,730	12,183

Total current liabilities	36,122	31,460
Long-term debt, net of current portion	2,797	6,499
Deferred revenue, net of current portion	5,876	6,107
Other liabilities	1,387	530

Total liabilities	46,182	44,596

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value — 5,000,000 authorized as of of December 31, 2013 and December 31, 2012; no shares issued and outstanding as of December 31, 2013 and December 31, 2012	—	—
Common stock, $0.0005 par value — 150,000,000 shares authorized as of December 31, 2013 and December 31, 2012; 22,939,949 and 18,463,968 shares issued and outstanding as of December 31, 2013 and December 31, 2012	11	9
Additional paid-in capital	282,168	262,887
Accumulated other comprehensive loss	(553)	(298)
Accumulated deficit	(265,371)	(253,005)

Total stockholders’ equity	16,255	9,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,437	$54,189

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
REVENUES:
Products	$87,179	$80,770	$74,279
Support and services	18,476	16,561	12,957
Ratable products and services	92	179	3,235

Total revenues	105,747	97,510	90,471

COSTS OF REVENUES:
Products	30,260	28,879	26,415
Support and services	7,148	6,463	4,581
Ratable products and services	47	103	1,863

Total costs of revenues*	37,455	35,445	32,859

Gross margin	68,292	62,065	57,612

OPERATING EXPENSES:
Research and development*	15,719	15,053	13,966
Sales and marketing*	49,628	58,759	47,688
General and administrative*	12,856	14,844	14,779
Litigation reserve	—	2,350	7,250

Total operating expenses	78,203	91,006	83,683

Loss from operations	(9,911)	(28,941)	(26,071)
Interest expense, net	(2,010)	(1,656)	(253)
Other income (expense), net	(2)	58	41

Loss before provision for income taxes	(11,923)	(30,539)	(26,283)
Provision for income taxes	443	549	411

Net loss	$(12,366)	$(31,088)	$(26,694)

Net loss per share of common stock:
Basic and diluted	$(0.57)	$(1.73)	$(1.54)

Shares used in computing net loss per share of common stock:
Basic and diluted	21,800,236	17,968,034	17,377,503

* Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2013	2012	2011
Costs of revenues	$301	$320	$346
Research and development	839	1,126	1,131
Sales and marketing	2,309	2,714	2,217
General and administrative	3,097	3,389	2,480

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(12,366)	$(31,088)	$(26,694)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(255)	(101)	(170)

Other comprehensive loss, net of tax	(255)	(101)	(170)

Comprehensive loss	$(12,621)	$(31,189)	$(26,864)

See notes to consolidated financial statements

MERU NETWORKS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE — January 1, 2011	16,337,804	$8	$245,160	$(27)	$(195,223)	$49,918
Issuance of common stock upon cashless exercises of warrants	574,645	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	178,150	—	1,306	—	—	1,306
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock, net of shares withheld for employee taxes	583,953	1	1,936	—	—	1,937
Stock-based compensation	—	—	6,174	—	—	6,174
Net loss	—	—	—	—	(26,694)	(26,694)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(170)	—	(170)

BALANCE — December 31, 2011	17,674,552	9	254,576	(197)	(221,917)	32,471
Issuance of common stock warrants	—	—	384	—	—	384
Issuance of common stock under the employee stock purchase plan	356,388	—	566	—	—	566
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock, net of shares withheld for employee taxes	433,028	—	(188)	—	—	(188)
Stock-based compensation	—	—	7,549	—	—	7,549
Net loss	—	—	—	—	(31,088)	(31,088)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(101)	—	(101)

BALANCE — December 31, 2012	18,463,968	9	262,887	(298)	(253,005)	9,593
Issuance of common stock, net of offering costs of $1,226	3,450,000	2	12,572	—	—	12,574
Issuance of common stock under the employee stock purchase plan	397,080	—	786	—	—	786
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock, net of shares withheld for employee taxes	628,901	—	(13)	—	—	(13)
Stock-based compensation	—	—	5,936	—	—	5,936
Net loss	—	—	—	—	(12,366)	(12,366)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(255)	—	(255)

BALANCE — December 31, 2013	22,939,949	$11	$282,168	$(553)	$(265,371)	$16,255

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(12,366)	$(31,088)	$(26,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,551	1,211	724
Stock-based compensation	6,546	7,549	6,174
Accrued interest on long-term debt	839	631	—
Amortization of debt issuance costs	226	169	44
Net provision for (recovery of) bad debt	22	(10)	143
Changes in operating assets and liabilities:
Accounts receivable, net	(2,089)	(1,991)	(4,292)
Inventory	1,622	(2,304)	(1,912)
Prepaid expenses and other assets	(128)	220	913
Accounts payable	3,112	(2,706)	1,431
Accrued liabilities	(995)	903	1,483
Deferred revenue	1,315	2,045	(416)

Net cash used in operating activities	(345)	(25,371)	(22,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,403)	(1,942)	(1,360)
Purchase of short-term investments	—	—	(9,996)
Proceeds from maturities of short-term investments	—	5,000	10,000
Investment in non-marketable securities	—	—	(1,250)
Net cash paid in purchase of business	—	(300)	(2,217)

Net cash (used in) provided by investing activities	(1,403)	2,758	(4,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering costs	12,574	—	—
Proceeds from long-term debt, net of issuance costs	—	11,489	—
Proceeds from employee stock purchase plan	786	566	1,306
Proceeds from exercise of stock options	255	74	2,078
Taxes paid related to net share settlement of equity awards	(268)	(262)	(151)
Repayment of long-term debt	(3,407)	(1,578)	(2,852)

Net cash provided by financing activities	9,940	10,289	381

Effect of exchange rate changes on cash and cash equivalents	(109)	(80)	(167)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,083	(12,404)	(27,011)
CASH AND CASH EQUIVALENTS — Beginning of year	22,855	35,259	62,270

CASH AND CASH EQUIVALENTS — End of year	$30,938	$22,855	$35,259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,045	$659	$65

Cash paid for income taxes	$610	$319	$179

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with debt financing	$—	$384	$—

Assets acquired in business combination for future consideration	$—	$—	$269

See notes to consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru”) was incorporated in Delaware in January 2002. Meru and its wholly owned subsidiaries (collectively, the “Company”) develop and market a virtualized Wireless Local Area Network (“WLAN”) solution. The Company’s solution is built around its System Director Operating System which runs on its controllers and access points. The Company offers additional products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are sold through value added resellers, and distributors, as well as the Company’s sales force.

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

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, stock-based compensation expense and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations. Many of these risks and uncertainties are described in “Risk Factors” in Part I, Item 1A of this Annual Report, which risks and uncertainties include, among others: the Company may experience fluctuations in its revenues and operating results, which makes it difficult to predict future results and which may cause its stock price to decline; the Company has a limited operating history; the Company could continue to incur operating losses throughout 2014; fluctuations in operating results could cause the price of the Company’s common stock to decline; the Company may be unable to raise additional funds or to do so on favorable terms; the Company competes in highly competitive markets and is subject to various competitive pressures; the Company may be unable to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements; the Company must hire, integrate and retain qualified personnel; the Company’s investments may not generate anticipated revenues; the Company’s products may contain defects or errors; the Company’s failure to provide high-quality support and services could have a material and adverse effect on its business and results of operations; the Company may be unable to increase market awareness of its brand and products and develop and expand its sales channels; the Company’s international operations subject the Company to additional risks; the Company’s failure to maintain effective systems of internal controls could affect the Company’s ability to produce accurate financial results; others may claim that the Company infringes their intellectual property rights; the Company may be unable to protect its intellectual property rights; the continued development of demand for wireless networks is uncertain; the Company’s sales cycle is long and unpredictable and subject to seasonal fluctuation; the Company’s revenues may decline as a result in changes in public funds of educational institutions; the Company may be unable to forecast customer demand accurately in making purchase decisions; average sales prices for the Company’s products may decline; gross margins for the Company’s products and services may vary; the Company relies on channel partners to generate a substantial majority of its revenues and these partners may fail to perform; the Company relies on third parties to manufacture its products and fulfill customer orders and the failure of these third parties to perform could have an adverse effect on the Company’s reputation and ability to manufacture and distribute products; and, the Company may be required comply with new or modified regulations or standards related to its products.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for estimated potential credit losses. As of December 31, 2013, two distributor customers accounted for 53% of the Company’s net accounts receivable. As of December 31, 2012, three distributor customers accounted for 68% of the Company’s net accounts receivable. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $28,000 and $14,000, respectively.

No end customer accounted for more than 10% of the Company’s net revenues in the years ended December 31, 2013, 2012 or 2011.The Company relies on its channel partners for end customer information. The Company’s channel partners representing greater than 10% of revenues for the periods presented were as follows (in percentages):

	Years Ended December 31,
Major Channel Partners	2013	2012	2011
Westcon Group, Inc.	26%	25%	29%
Ingram Micro Inc.	18	11	*
Siracom, Inc.	14	19	11
Scansource Catalyst, Inc.	14	13	13

*	Less than 10%

Cash Equivalents— The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may consist of cash on hand, balances with banks, and highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit and corporate debt securities.

Foreign Currency — The Company’s non-U.S. subsidiaries in India, Japan, Netherlands, Canada, Singapore, United Kingdom, Hong Kong, Germany and Sweden use the local currency as their functional currency. The assets and liabilities of the non-U.S. subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. Transaction gains and losses were not material during the years ended December 31, 2013, 2012 and 2011.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Channel Inventory — Products shipped to certain distributors are considered channel inventory until acceptance provisions are met and return rights lapse. The Company includes channel inventory within inventory on the consolidated balance sheets.

Advertising Costs — The Company expenses advertising costs as incurred. The Company incurred advertising costs of $71,000, $0.7 million and $28,000 during the years ended December 31, 2013, 2012 and 2011, which is included within sales and marketing expense on the consolidated statements of operations.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

When the Company is unable to establish the selling price of its non-software elements using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is the estimated price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, pricing policies, internal costs, gross margin objectives and discount from the list prices.

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact during 2013, nor does the Company currently expect a material impact in the near term, from changes in VSOE or ESP.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of the Company’s sales are generated through its distributors. Revenues from distributors with return rights are recognized when the distributor reports that the product has been sold through, provided that all other revenue recognition criteria have been met. The Company obtains sell-through information from these distributors. For transactions with other distributors, the Company does not provide for rights of return and recognizes products revenues at the time of shipment, assuming all other revenue recognition criteria have been met. Sales to certain distributors were made pursuant to price discounts based on certain criteria, the Company accrues the estimated price discount as a reduction to both accounts receivable and net revenues.

Revenues for support services are recognized on a straight-line basis over the support period, which typically ranges from one year to five years.

Shipping charges billed to customers are included in products revenues and the related shipping costs are included in costs of products revenues.

Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. The Company has not incurred any impairment expense related to its long-lived assets during the years ended December 31, 2013, 2012 or 2011.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test in June 2013 and determined that its goodwill was not impaired. As of December 31, 2013, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2013, 2012 and 2011. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Stock-Based Compensation — Compensation costs related to employee stock awards that were either granted or modified during the years ended December 31, 2013, 2012 and 2011 are based on the fair value of the awards on the date of grant or modification, net of estimated forfeitures. The Company calculates the fair value of its restricted stock based on the fair market value on the date of grant. The Company determines the grant date fair value of its options and shares under its employee stock purchase plan using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of the respective option grants.

Research and Development Costs — Research and development costs are expensed as incurred.

Software Development Costs — The costs to develop software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. During the years ended December 31, 2013, 2012 and 2011, the Company recorded bad debt expense of $30,000, $44,000 and $143,000. The Company collected previously written-off bad debt expense of $8,000 and $54,000 during the years ended December 31, 2013 and 2012. The Company did not collect previously written-off bad debt expense in 2011. Write-offs of previously reserved bad debts were approximately $8,000, $110,000 and $375,000 during the years ended December 31, 2013, 2012 and 2011.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Loss — Comprehensive loss is comprised of net loss and other comprehensive loss. For the Company, other comprehensive loss includes foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of comprehensive loss.

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

Accrued warranty, which is included in accrued liabilities on the consolidated balance sheets, is summarized for the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Accrued warranty balance — beginning of period	$870	$662	$417
Warranty costs incurred	(101)	(182)	(118)
Provision for warranty	576	390	363

Accrued warranty balance — end of period	$1,345	$870	$662

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventory

Inventory as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31, 2013	December 31, 2012
Finished goods	$6,692	$8,264
Channel inventory	538	588

Inventory	$7,230	$8,852

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

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2013	2012	2011
Stock awards and stock options to purchase common stock*	4,628,668	4,498,964	3,958,951
Common stock subject to repurchase	—	—	104
Common stock warrants	3,192,250	3,192,250	2,723,957

*	Includes 195,370, 171,070 and 169,383 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of December 31, 2013, 2012 and 2011, respectively, based on employee enrollment.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data and that require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. The Company’s cash equivalents are valued using market prices on active markets (Level I). Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from its advisors. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the years ended December 31, 2013 and 2012.

As of December 31, 2013, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	December 31, 2013
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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2013, identifiable intangible assets were as follows (in thousands):

	As of December 31, 2013
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Developed technology	3 years	$630	$(490)	$140
Customer relationships	2 years	160	(160)	—

Total		$790	$(650)	$140

As of December 31, 2012, identifiable intangible assets were as follows (in thousands):

	As of December 31, 2012
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Developed technology	3 years	$630	$(280)	$350
Customer relationships	2 years	160	(107)	53

Total		$790	$(387)	$403

The Company recorded amortization expense related to these identified intangible assets in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Costs of products revenues	$210	$210	$70
Sales and marketing	53	80	27

Total amortization expense	$263	$290	$97

As of December 31, 2013, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2014	$140

Total	$140

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets in the consolidated balance sheets as of December 31, 2013 and 2012. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company who served as a member of the Company’s board of directors until May 2012.

Equity investments, especially equity investments in private companies, are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment of its investments. In the event that the fair value of an investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. There were no indicators of impairment during the years ended December 30, 2013, 2012 and 2011. The Company has not elected to use the fair value method for this investment.

8. Property and Equipment, net

Property and equipment, net as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31, 2013	December 31, 2012
Computer equipment	$2,361	$1,856
Computer software	1,807	1,475
Machine and equipment	1,882	1,559
Furniture and fixtures	134	133
Leasehold improvements	1,434	1,396

Property and equipment, gross	7,618	6,419
Less accumulated depreciation and amortization	(5,167)	(3,946)

Property and equipment, net	$2,451	$2,473

Depreciation and amortization expense for property and equipment was $1.3 million, $0.9 million and $0.6 million during the years ended December 31, 2013, 2012 and 2011.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accrued Liabilities

Accrued liabilities as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,	December 31,
	2013	2012
Accrued compensation and benefits	$4,422	$4,757
Accrued commissions	2,008	2,341
Reserve for product warranty	1,345	870
Accrued inventory	522	599
Sales returns reserve	319	161
Accrued professional service fees	229	66
Income tax payable	525	644
Accrued employee stock purchase plan	214	195
Marketing	645	611
Other	2,306	2,809

	$12,535	$13,053

10. Borrowings

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing VI, Inc. (“VLL”), pursuant to which VLL made a term loan to the Company in the aggregate principal amount of $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations, among others, on the Company’s ability to incur additional indebtedness; its ability to acquire, merge or consolidate with other businesses; and its ability to pay dividends on its equity securities. As of December 31, 2013 and 2012, the Company was in compliance with all of its loan covenants.

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million on the earlier of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded $0.8 million and $0.5 million as additional interest expense during the years ended December 31, 2013 and 2012, respectively, related to the $2.0 million payment. The Company will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the VLL Agreement, the Company issued Venture Lending & Leasing, LLC a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheets in the amount of $384,000. In addition, debt issuance costs of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded $226,000 and $169,000 to interest expense, net related to the debt discounts during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the remaining unamortized amount of the debt discounts was $151,000, of which $121,000 was classified as a current debt discount.

The scheduled principal payments for the Company’s long-term debt as of December 31, 2013 are as follows (in thousands):

Long-term Debt
Fiscal Years:
2014	$3,839
2015	2,827

Total	6,666
Less: unamortized discounts	(151)
Less: current portion	(3,718)

Long-term debt, net of current portion	$2,797

The Company had a Loan and Security Agreement with Silicon Valley Bank, dated January 29, 2007 (as amended, the “SVB Agreement”), which provided a working capital line of credit of $7.0 million based on eligible accounts receivable. The Company also entered into a term agreement to provide an additional loan of $15.0 million. The Company paid off this debt in 2011. These debt agreements were collateralized by substantially all of the Company’s assets. In connection with these loan agreements in November 2007, the Company issued to the lender a warrant to purchase a total of 76,922 shares of the Company’s common stock. The warrant was exercisable upon issuance, had an exercise price of $8.32 per share, and was fully exercised utilizing a cashless exercise provision in 2010. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $456,000. The debt discount was amortized to interest expense over the repayment period for the loan. The amortization expense related to the debt discount for the bank borrowings was $44,000 during the year ended December 31, 2011. On July 31, 2012, the Company renewed the line of credit for twelve months pursuant to an amendment to the SVB Agreement. As of December 31, 2012, the total amount outstanding under the line of credit was zero. This working capital line of credit under the SVB Agreement expired on July 31, 2013.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

Legal Matters

On April 13, 2012, the Company entered into a settlement, license and release agreement with Extricom Ltd. (“Extricom”). Pursuant to the agreement with Extricom, the Company and Extricom each agreed to provide one another with perpetual, fully paid up, non-exclusive worldwide licenses to each of our respective patent portfolios as of the settlement date. The Company and Extricom also agreed to release one another of certain claims based on infringement or alleged infringement of certain patent rights; including dismissal of the then-current litigation.

In evaluating the accounting treatment for this transaction, the Company identified the following specific items the Company received from the Extricom Agreement: (1) release of past infringement claims and (2) a license to Extricom technology. The Company does not believe the Extricom license will provide future value as the Company does not plan to utilize the underlying technology in any future product development. In addition, the Extricom Agreement released and avoided certain litigation for the Company, but provided no other future benefits to the Company. Therefore, the Company expensed the full $2.4 million in the year ended December 31, 2012.

On June 13, 2011, the Company entered into a Patent Cross License Agreement (the “Motorola Solutions License Agreement”) with Motorola Solutions, Inc., a Delaware corporation, and its affiliates, including Symbol Technologies, Inc., Wireless Valley Communications, Inc. and AirDefense, Inc. (collectively “Motorola Solutions”). Pursuant to the Motorola Solutions License Agreement, the Company and Motorola Solutions each agreed to provide one another with limited licenses through November 3, 2016 to certain of each of our respective 802.11 WLAN patent portfolios; release one another of certain claims based on infringement or alleged infringement of certain patent rights; and covenant not to assert patent claims against one another’s current products and certain commercially reasonable extensions thereof for three years. As part of the Motorola Solutions License Agreement, the Company agreed to pay Motorola Solutions $7.3 million.

In evaluating the accounting treatment for this transaction, the Company identified the following specific items the Company received from the Motorola Solutions License Agreement: (1) release of past infringement claims, (2) covenant by Motorola Solutions not to sue, and (3) limited license to certain Motorola Solutions technology. The Company does not believe this Motorola Solutions License Agreement will provide future value as the Company does not plan to utilize the underlying technology in any future product development or sales. The Motorola Solutions License Agreement released and avoided certain potential litigation for the Company, but provided no other future benefits to the Company. Therefore, the Company expensed the full $7.3 million in the year ended December 31, 2011.

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

For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases — The Company leases approximately 44,000 square feet office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2015. In addition, the Company leases approximately 35,000 square feet space for a research and development facility in Bangalore, India pursuant to an operating lease that expires in 2016, which is noncancelable prior to 2014. The Company has the option to renew the lease for an additional five years. The Company also leases office space for sales offices and test facilities in multiple locations around the world under noncancelable operating leases that expire at various dates. Commitments under these operating leases are as follows (in thousands):

Operating Leases
Fiscal Years:
2014	1,488
2015	496
2016	129

Total	$2,113

Rent expense related to these noncancelable operating leases was $1.8 million, $2.1 million, and $1.6 million for the years ended December 31, 2013, 2012 and 2011. Rent expense is recognized on a straight-line basis over the term of the lease. Other commitments as of December 31, 2013 totaled approximately $7.5 million and consisted of inventory and other non-cancelable purchase obligations, which are due within the next 12 months.

Indemnifications — Our customer agreements generally include certain provisions for indemnifying such customers against certain liabilities, including if our products infringe a third party’s intellectual property rights. From time to time, we receive requests for indemnification from our customers. We review these requests on a case-by-case basis and may choose to assume the defense of such litigation asserted against our customers. We have agreed in certain circumstances to indemnify certain suppliers and service providers in connection with liabilities they may incur in connection with the provision of services to us. To date, we have not incurred any material costs as a result of such indemnification provisions and we have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Common Stock

Sale of Common Stock

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

The relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. As of December 31, 2013, this warrant has not been exercised and was still outstanding.

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock. These common stock warrants are exercisable, have exercise prices ranging from $9.78 to $11.74 and expire in 2014. During the years ended 2011 and 2010, warrants to purchase 1,265,293 and 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 548,125 shares and 19,072 shares of common stock. There were no exercises in 2012 and 2013. As of December 31, 2013, the remaining warrants to purchase 2,723,957 shares of common stock at a weighted average exercise price of $10.76 per share have not been exercised and were still outstanding.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants.

2013 New Employee Stock Inducement Plan

On June 6, 2013, the Company’s Board of Directors approved the Company’s 2013 New Employee Stock Inducement Plan (the “2013 Plan”), under which 500,000 shares of common stock were reserved for issuance. The 2013 Plan is designed to attract new employees by providing for awards in the form of restricted stock units, restricted stock awards, stock options (which shall be nonstatutory stock options) or stock appreciation rights. As of December 31, 2013, 315,000 shares of restricted stock units were issued and outstanding and 185,000 shares of common stock were available for future issuance under the 2013 Plan.

Inducement Plan and Agreement and Restricted Stock Unit Plan and Agreements with Chief Executive Officer

In March 2012, the Company granted options to purchase 600,000 shares of common stock under the Inducement Stock Option Plan (the “2012 Plan”) and Agreement, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, to Dr. Bami Bastani, Chief Executive Officer (“CEO”), as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company’s board of directors, as specified under the Listing Rules of the Nasdaq Stock Market. As of December 31, 2013, options to purchase 600,000 shares of common stock were issued and outstanding under the Inducement Stock Option Plan and Agreement and a total of 45,000 shares of restricted stock units were issued and outstanding under the Restricted Stock Unit Plans and Agreements.

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

The Company’s stock-based compensation expense was $6.5 million, $7.5 million and $6.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company had accrued $0.6 million in accrued liabilities on the consolidated balance sheets for awards that were earned but not issued as of the balance sheet date.

Determining Fair Value of Stock Options

The fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Expected Volatility — The expected volatility was calculated based on the historical stock volatilities of a peer group of publicly listed companies combined with the Company’s historical data over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected Dividend — The Company has never paid dividends and currently does not expect to pay dividends.

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

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Dividend rate	0%	0%	0%
Risk-free interest rate	0.7%	0.9%	1.3%
Expected life (in years)	4.1	4.9	5.1
Expected volatility	71.5%	61.8%	57.9%

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2013, 2012 and 2011 was $1.94, $2.88 and $4.96 per share. The aggregate grant date fair value of the Company’s stock options granted to employees for the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $6.8 million and $6.8 million. The Company recognized stock-based compensation expense in the amount of $1.6 million, $3.5 million and $3.4 million for stock options in the years ended December 31, 2013, 2012 and 2011.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock award activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2011	1,638,332	2,460,544	$7.58
Additional options authorized	1,353,512	—	—
Options granted	(1,377,825)	1,377,825	9.85
Restricted stock granted	(550,968)	—	—
Repurchased	1,187	—	—
Forfeited options	193,473	(193,473)	9.09
Forfeited restricted stock	54,318	—	—
Exercised	—	(504,613)	4.11

Outstanding — December 31, 2011	1,312,029	3,140,283	9.04
Additional options authorized	706,982	—	—
Options granted*	(1,776,682)	1,776,682	3.09
Inducement option granted	—	600,000	4.62
Restricted stock granted	(620,259)	—	—
Cancelled options**	1,939,838	(1,939,838)	9.66
Restricted stock returned	190,560	—	—
Exercised options	—	(61,175)	1.21

Outstanding — December 31, 2012	1,752,468	3,515,952	5.07
Additional options authorized	738,559	—	—
Inducement shares authorized	500,000	—	—
Options granted	(386,175)	386,175	3.59
Inducement restricted stock units granted	(315,000)	—	—
Restricted stock granted	(1,449,352)	—	—
Cancelled options	996,167	(996,167)	5.70
Restricted stock returned	396,136	—	—
Exercised options	—	(72,382)	3.53

Outstanding — December 31, 2013	2,232,803	2,833,578	$4.68	7.9	$1,907

Vested and expected to vest — December 31, 2013		2,252,011	$4.82	7.8	$1,548
Vested — December 31, 2013		1,368,625	$5.66	7.2	$688

*	Includes options to purchase 692,682 shares of common stock, which were issued pursuant to the Company’s Exchange Offer program.
**	Includes options to purchase 960,443 shares of common stock, which were cancelled pursuant to the Company’s Exchange Offer program.

The aggregate intrinsic value of options exercised under the 2010 Plan was $0.1 million, $0.1 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, determined as of the date of option exercise.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information regarding the Company’s stock options outstanding and vested as of December 31, 2013 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average Remaining Contractual Life	Weighted- Average Exercise		Weighted- Average Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $2.17	309,931	8.1	$1.67	123,192	$1.62
$2.18 - $4.33	1,194,868	8.6	$3.40	394,329	$3.40
$4.34 - $6.50	895,393	7.8	$4.87	442,622	$4.87
$6.51 - $8.67	278,925	5.8	$7.88	265,486	$7.92
$8.68 - $21.68	154,461	6.3	$13.76	142,996	$13.61

	2,833,578	7.9	$4.68	1,368,625	$5.66

As of December 31, 2013, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $7.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Exchange Offer — On July 26, 2012, the Company commenced an offer to eligible employees to exchange certain options to purchase shares of the Company’s common stock outstanding on July 26, 2012, which had an exercise price greater than $2.00 per share (the “Eligible Options”), that were granted under the Company’s 2002 Stock Incentive Plan or the 2010 Plan and that do not vest upon the achievement of certain performance criteria for new nonqualified stock options to be granted under the 2010 Plan (the “New Options”) following the expiration of the offer. The Company’s CEO and its non-employee directors were not eligible to participate in the offer. Eligible Options tendered were exchanged for an equal number of New Options, except that certain eligible officers received a lesser number of New Options, depending on the exercise price of the Eligible Options tendered. Options to purchase 960,443 shares of common stock (the “Exchanged Options”) were cancelled and exchanged for options to purchase 692,682 shares of common stock with a new vesting schedule of 25% vest after the first year of service, and ratably monthly over the remaining 36 months contingent upon the employment with the Company on the date of vest. The offer expired on August 22, 2012. The New Options were granted following the expiration of the offer with an exercise price of $3.40 per share, the closing price of the Company’s stock as reported by the Nasdaq Global Market on August 23, 2012. This modification resulted in an incremental charge of $0.5 million being amortized over the 4-year service period of the New Options in addition to the unamortized expense related to the Exchanged Options.

Restricted Stock Awards and Restricted Stock Units — The Company has issued restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and members of the board of directors. These restricted shares have vesting periods ranging from three months to four years from the date of issuance and vesting is subject to the recipient continuing to provide service to the Company for the duration of the vesting period. In addition, the vesting of some RSUs is performance based and the vesting of those RSUs is subject to the achievement of specific performance metrics in addition to continued service.

During the year ended December 31, 2013, the Company issued 1,764,352 RSUs, of which 315,000 RSUs were issued from the 2013 Plan and 1,449,352 RSU were issued from the 2010 Plan. During the year ended December 31, 2012, the Company issued 720,259 RSUs, of which 100,000 RSUs were issued from the 2012 Plan and 620,259 RSUs were issued from the 2010 Plan. The Company recognized stock-based compensation in the amount of $4.4 million, $3.6 million, $2.2 million for RSAs and RSUs awarded in the years ended December 31, 2013, 2012 and 2011, respectively.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s RSA activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2011	26,295	$17.15	$405
Restricted stock awards granted	—	—
Restricted stock awards released	(22,695)	17.69
Restricted stock awards forfeited	—	—

Outstanding — December 31, 2011	3,600	13.73
Restricted stock awards granted	—	—
Restricted stock awards released	(1,200)	13.73
Restricted stock awards forfeited	—	—

Outstanding — December 31, 2012	2,400	13.73
Restricted stock awards granted	—
Restricted stock awards released	(1,200)	13.73
Restricted stock awards forfeited	(1,200)	13.73

Outstanding — December 31, 2013	—	$—	$—

A summary of the Company’s RSU activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2011	222,350	$15.13	$3,429
Restricted stock units granted	550,968	11.76
Restricted stock units released	(73,315)	15.86
Restricted stock units forfeited	(54,318)	15.36

Outstanding — December 31, 2011	645,685	12.24
Restricted stock units granted	720,259	3.93
Restricted stock units released	(448,327)	7.78
Restricted stock units forfeited	(108,075)	12.26

Outstanding — December 31, 2012	809,542	7.32
Restricted stock units granted	1,764,352	3.91
Restricted stock units released	(624,896)	5.68
Restricted stock units forfeited	(349,278)	6.27

Outstanding — December 31, 2013	1,599,720	$4.43	$6,895

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of the RSUs that vested in the years ended December 31, 2013, 2012 and 2011 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the year ended December 31, 2013, 624,896 shares of restricted stock units vested with an intrinsic value of approximately $2.3 million. The Company withheld 69,577 shares to satisfy approximately $0.3 million of employees’ minimum tax obligation on the vested restricted stock units. For the year ended December 31, 2012, 448,327 shares of restricted stock units vested with an intrinsic value of approximately $1.3 million. The Company withheld 77,778 shares to satisfy approximately $0.3 million of employees’ minimum tax obligation on the vested restricted stock units.

Common Stock Subject to Repurchase — Prior to the IPO, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase these options at the original purchase price paid by the employee for any unvested (but issued) shares of common stock upon the termination of the employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability on the consolidated balance sheets. The shares and liability are reclassified into equity on a pro rata basis as the options vest. The shares subject to repurchase are not deemed to be issued for accounting purposes until those shares vest.

The shares of common stock subject to repurchase issued pursuant to the exercise of options prior to vesting for the years ended December 31, 2012 and 2011 are as follows:

Shares
Unvested shares — January 1, 2011	2,996
Vesting of options exercised early during the period	(1,705)
Options repurchased during the period	(1,187)

Unvested shares — December 31, 2011	104
Vesting of options exercised early during the period	(104)

Unvested shares — December 31, 2012	—

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Dividend rate	0%	0%	0%
Risk-free interest rate	0.1%	0.2%	0.1%
Expected life (in years)	0.8	0.7	0.5
Expected volatility	84.4%	89.7%	56.5%

The Company recognized compensation expense related to the ESPP in the amount of $0.5 million, $0.4 and $0.6 million for the years ended December 31, 2013, 2012 and 2011. The Company issued 397,080 shares of common stock for $0.8 million, 356,388 shares of common stock for $0.6 million and 178,150 shares of common stock for $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had 230,609 shares of its common stock available for future issuance under the ESPP as of December 31, 2013.

14. Income Taxes

The Company’s loss before provision for income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Domestic	$(13,724)	$(32,502)	$(27,670)
International	1,801	1,963	1,387

Loss before provision for income taxes	$(11,923)	$(30,539)	$(26,283)

The components of the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Current
Federal	$—	$—	$—
State	(2)	25	9
Foreign	445	524	402

Total current	443	549	411

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$443	$549	$411

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliations of the statutory federal income tax to the Company’s effective tax for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Tax at statutory federal rate	$(4,054)	$(10,383)	$(8,938)
State tax — net of federal benefit	(275)	(1,553)	(1,302)
Nondeductible expenses	790	1,279	1,201
Foreign income rate differential	(635)	(698)	(484)
Foreign tax	413	486	402
Credits	(631)	(347)	(1,190)
Change in state apportionment	1,774	—	—
Other	866	(596)	519
Valuation allowance changes affecting the tax provision	2,195	12,361	10,203

Provision for income taxes	$443	$549	$411

Net deferred tax assets as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Depreciation and amortization	$11,298	$9,948
Accruals and other	14,876	13,239
Research credits	5,968	5,336
Net operating loss carryforward	53,867	55,290

Gross deferred tax asset	86,009	83,813
Valuation allowance	(86,009)	(83,813)

Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets at December 31, 2013 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

The valuation allowance increased by $2.2 million, $12.4 million, and $10.2 million during the years ended December 31, 2013, 2012, and 2011.

At December 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $146.2 million and $122.4 million, respectively, beginning to expire in 2022 and 2014, respectively.

As of December 31, 2013 the Company has federal and state research credit carryovers of approximately $4.1 million and $4.5 million, respectively, expiring beginning in 2022 for federal. California credits will carryforward indefinitely.

As of December 31, 2013, the Company has a foreign tax credit carryover of $0.7 million expiring beginning in 2018.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The foreign subsidiaries are subject to cost-plus model based on their operating expenses. The Company has funded these subsidiaries since incorporation and the foreign companies have not repatriated any earnings nor does it intend to. The Company has not reflected income taxes that would be payable on unremitted foreign earnings of the controlled foreign corporations because such earnings are intended to be permanently reinvested in those countries.

The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to approximately $0.8 million additional U.S. tax expense.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the U.S. tax authorities and various state tax authorities. These years are open due to net operating losses and tax credits unutilized from such years. The Company’s tax years for December 31, 2006 and forward are subject to examination by the major foreign taxing jurisdictions in which the Company is subject to tax.

As of December 31, 2013, the Company had $2.3 million of cumulative unrecognized tax benefits of which $0.2 million has an effect on the Company’s effective tax rate.

A reconciliation of the beginning and ending unrecognized tax benefit amounts since adoption is as follows (in thousands):

Balance at January 1, 2011	$1,585
Increase related to 2011 tax position	364

Balance at December 31, 2011	1,949
Increase related to 2012 tax position	134

Balance at December 31, 2012	2,083
Increase related to 2012 tax position	241

Balance at December 31, 2013	$2,324

15. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan and has made no contributions to the 401(k) Plan since inception.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related-Party Transactions

In 2011, the Company invested in a private company that was considered a related party. The investee was co-founded by Dr. Vaduvur Bharghavan, who ceased being a member of the Company’s board of directors in May 2012. The total investment in this related party amounted to $1.3 million. See Note 7 for further discussion of this investment.

The Company has a reseller in Japan that is a related party by virtue of its ownership of shares of the Company’s stock during the years ended December 31, 2013, 2012 and 2011. The total revenue from this related party amounted to $0.6 million, $0.7 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011. Accounts receivable from the reseller were $5,000 and $16,000 as of December 31, 2013 and 2012.

The Company has a distributor in Japan that was a related party by virtue of its ownership of shares of the Company’s stock during the years ended December 31, 2012 and 2011. However, as of December 31, 2012, this distributor is no longer a related party due to the fact that it no longer owns shares of the Company’s stock. The total revenue from this related party amounted to $1.9 million and $1.0 million for the years ended December 31, 2012 and 2011. Accounts receivable from this distributor were zero as of December 31, 2012.

17. Information about Geographic Areas

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

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Years ended December 31,
	2013	2012	2011
United States	$57,961	$50,443	$49,908
United Kingdom	19,676	21,476	11,031
Rest of EMEA	11,176	11,077	13,051
Rest of Americas	7,273	5,373	7,699
Asia Pacific	9,661	9,141	8,782

Total	$105,747	$97,510	$90,471

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	December 31, 2013	December 31, 2012
United States	$1,390	$1,328
India	1,055	1,131
Japan	6	14

Total	$2,451	$2,473

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our CEO and our chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the audit committee of our board of directors. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Meru Networks, Inc.

We have audited the internal control over financial reporting of Meru Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Meru Networks, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 Framework) by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meru Networks, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and the related financial statement schedule and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

February 28, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December  31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

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

Schedule II “Valuation and Qualifying Accounts” should be read in conjunction with the Consolidated Financial Statements included in this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$14	$134	$366
Charged to costs and expenses	30	44	143
Recovery of bad debt	(8)	(54)	—
Bad debt write-offs	(8)	(110)	(375)

Ending balance	$28	$14	$134

(3) Exhibits: the exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2014

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani
Dr. Bami Bastani President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brian R. McDonald
Brian R. McDonald Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Bami Bastani and Brian R. McDonald, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Bami Bastani Dr. Bami Bastani	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ Brian R. McDonald Brian R. McDonald	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ Harold Copperman Harold Copperman	Director	February 28, 2014

/s/ Stephen Domenik Stephen Domenik	Director	February 28, 2014

/s/ Chuck Kissner Chuck Kissner	Director	February 28, 2014

/s/ Nicholas Mitsakos Nicholas Mitsakos	Director	February 28, 2014

/s/ Barry Newman Barry Newman	Director	February 28, 2014

/s/ William Quigley William Quigley	Director	February 28, 2014

/s/ Eric Singer Eric Singer	Director	February 28, 2014

/s/ Sudhakar Ramakrishna Sudhakar Ramakrishna	Director	February 28, 2014

EXHIBIT INDEX

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto	S-1/A	333-163859	3.1(b)	March 12, 2010

3.2	Form of Amended and Restated Bylaws of Registrant	S-1/A	333-163859	3.2(b)	March 12, 2010

4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010

4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010

4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010

4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010

4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010

4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010

4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010

4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010

4.9	Warrant to Purchase Shares of Common Stock of Meru Networks, Inc. issued to Venture Lending & Leasing VI, LLC	8-K	001-34659	10.3	June 7, 2012

4.10	Form of Senior Indenture	S-3/A	333-183726	4.13	October 12, 2012

4.11	Form of Subordinated Indenture	S-3/A	333-183726	4.14	October 12, 2012

10.01*	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010

10.02*	Form of Severance and Change of Control Agreement	10-Q	001-34659	10.5	November 8, 2011

10.03*	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010

10.04*	Meru Networks, Inc. 2010 Stock Incentive Plan, as amended	8-K	001-34659	99.01	June 10, 2011

10.05*	Forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement for 2010 Stock Incentive Plan	S-8	333-168631	99.1	August 6, 2010

10.06*	2002 Stock Incentive Plan and form of agreements thereunder	S-1	333-163859	10.2	December 18, 2009

10.07*	Employment Offer Letter with Dr. Bami Bastani	8-K	001-34659	10.01	March 22, 2012

10.8*	Amendment No. 1 to March 19, 2012 Offer Letter with Dr. Bami Bastani	10-Q	001-34659	10.01	May 4, 2012

10.9*	Severance and Change of Control Agreement with Dr. Bami Bastani	8-K	001-34659	10.02	March 22, 2012

10.10*	Inducement Stock Option Plan and Agreement with Dr. Bami Bastani	S-8	331-180226	4.06	March 22, 2012

10.11*	Service-based restricted stock unit plan and agreement with Dr. Bami Bastani	S-8	331-180226	4.07	March 22, 2012

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12*	Performance-based restricted stock unit plan and agreement with Dr. Bami Bastani	S-8	331-180226	4.08	March 22, 2012

10.13*	2014 Management Bonus Plan	8-K	001-34659	10.01	February 3, 2014

10.14*	Employment offer letter between Brian R. McDonald and Meru Networks, Inc.	8-K	001-34660	10.1	June 10, 2013

10.15*	Severance and Change of Control Agreement between Meru Networks, Inc. and Brian R. McDonald.	8-K	001-34661	10.2	June 10, 2013

10.16*	2013 New Employee Stock Inducement Plan	8-K	001-34662	10.3	June 10, 2013

10.17*	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2013 New Employee Stock Inducement Plan.	8-K	001-34663	10.4	June 10, 2013

10.18*	Indemnification Agreement between Meru Networks, Inc. and its directors and executive officers	8-K	001-34664	10.01	July 25, 2013

10.19*	Employment offer letter between Mark Liu and Meru Networks, Inc.	10-Q	001-34659	10.6	August 12, 2013

10.20*	Severance and Change of Control Agreement between Meru Networks, Inc. and Mark Liu	10-Q	001-34659	10.7	August 13, 2013

10.21*	Employment offer letter between Ajay Malik and Meru Networks, Inc.	10-Q	001-34659	10.1	November 1, 2013

10.22*	Severance and Change of Control Agreement between Meru Networks, Inc. and Ajay Malik	10-Q	001-34659	10.2	November 2, 2013

10.23	Loan and Security Agreement, dated as of June 6, 2012, between Meru Networks, Inc. and Venture Lending and Leasing VI, Inc.	8-K	001-34659	10.1	June 7, 2012

10.24	Supplement to the Loan and Security Agreement dated as of June 6, 2012 between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.2	June 7, 2012

10.25	Intellectual Property Security Agreement, dated as of June 6, 2012 by and between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.4	June 7, 2012

10.26	Atheros Technology License Agreement by and between Atheros Communications, Inc. and the Registrant effective August 7, 2009	S-1/A	333-163859	10.8	January 25, 2010

10.27	Patent Cross License Agreement between Motorola Solutions, Inc., and Meru Networks, Inc.	8-K	001-34659	10.01	June 16, 2011

10.28	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010

10.29	Underwriting Agreement between Meru Networks, Inc. and William Blair & Company, L.L.C	8-K	001-34659	99.1	February 27, 2013

10.30	Nomination and Standstill Agreement between Meru Networks, Inc. and the Potomac Group (as defined therein), dated January 13, 2014	8-K	001-34659	99.1	January 14, 2014

10.31*	Amendment No. 2 to March 19, 2012 Offer Letter with Dr. Bami Bastani					x

21.1	Subsidiaries of Meru Networks, Inc.					x

23.1	Consent of Independent Registered Public Accounting Firm					x

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.DEF						x

XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document					x

101.LAB	XBRL Taxonomy Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

*	Indicates management contract or compensatory plan or arrangement.