Form 10-Q
period 2014-03-31
MERU NETWORKS INC
filed 2014-04-30
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, par value $0.0005, outstanding as of April 24, 2014 was 23,230,000.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,664	$30,938
Accounts receivable, net	10,226	17,088
Inventory	7,937	7,230
Prepaid expenses and other current assets	908	998

Total current assets	44,735	56,254
Property and equipment, net	2,455	2,451
Goodwill	1,658	1,658
Intangible assets, net	88	140
Other assets	1,972	1,934

TOTAL ASSETS	$50,908	$62,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,356	$6,139
Accrued liabilities	10,217	12,535
Long-term debt, current portion	3,858	3,718
Deferred revenue, current portion	13,164	13,730

Total current liabilities	31,595	36,122
Long-term debt, net of current portion	1,780	2,797
Deferred revenue, net of current portion	5,750	5,876
Other liabilities	1,511	1,387

Total liabilities	40,636	46,182

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 23,197,510 and 22,939,949 shares issued and outstanding as of March 31, 2014 and December 31, 2013	11	11
Additional paid-in capital	284,195	282,168
Accumulated other comprehensive loss	(501)	(553)
Accumulated deficit	(273,433)	(265,371)

Total stockholders’ equity	10,272	16,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,908	$62,437

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Products	$15,833	$20,590
Support and services	4,767	4,103
Ratable products and services	—	42

Total revenues	20,600	24,735

COSTS OF REVENUES:
Products	5,875	7,317
Support and services	1,902	1,776
Ratable products and services	—	22

Total costs of revenues*	7,777	9,115

Gross margin	12,823	15,620

OPERATING EXPENSES:
Research and development*	5,452	3,688
Sales and marketing*	11,629	11,420
General and administrative*	3,298	3,285

Total operating expenses	20,379	18,393

Loss from operations	(7,556)	(2,773)
Interest expense, net	(378)	(610)
Other expense, net	(16)	(62)

Loss before provision for income taxes	(7,950)	(3,445)
Provision for income taxes	112	138

Net loss	$(8,062)	$(3,583)

Net loss per share of common stock:
Basic and diluted	$(0.35)	$(0.18)

Shares used in computing net loss per share of common stock:
Basic and diluted	23,069,260	19,570,769

* Includes stock-based compensation expense (1) as follows:
	Three Months Ended March 31,
	2014	2013
Costs of revenues	$109	$45
Research and development	338	158
Sales and marketing	811	537
General and administrative	715	714

(1)	This table includes $147,000 of stock-based compensation expense related to restructuring in the quarter ended March 31, 2014.

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(8,062)	$(3,583)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	52	7

Other comprehensive income, net of tax	52	7

Comprehensive loss	$(8,010)	$(3,576)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(8,062)	$(3,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	416	378
Stock-based compensation	1,973	1,454
Accrued interest on long-term debt	214	302
Amortization of debt issuance costs	41	64
Bad debt expense	35	33
Changes in operating assets and liabilities:
Accounts receivable, net	6,825	4,937
Inventory	(707)	705
Prepaid expenses and other assets	81	188
Accounts payable	(1,783)	(104)
Accrued liabilities	(2,121)	(2,155)
Deferred revenue	(692)	(1,183)

Net cash provided by (used in) operating activities	(3,780)	1,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(333)	(156)

Net cash used in investing activities	(333)	(156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	12,556
Proceeds from exercise of stock options	164	191
Taxes paid related to net share settlement of equity awards	(406)	(25)
Repayment of long-term debt	(918)	(814)

Net cash provided by (used in) financing activities	(1,160)	11,908

Effect of exchange rate changes on cash and cash equivalents	(1)	(23)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,274)	12,765
CASH AND CASH EQUIVALENTS - Beginning of period	30,938	22,855

CASH AND CASH EQUIVALENTS - End of period	$25,664	$35,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$191	$294

Cash paid for income taxes	$135	$39

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru” or the “Company”) was incorporated in Delaware in January 2002. Meru and its wholly owned subsidiaries (collectively, the “Company”) develop and market a Wireless Local Area Network (“WLAN”) solution. The Company’s solution is built around its System Director Operating System which runs on its controllers and access points. The Company offers additional products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are sold through value added resellers, and distributors, as well as the Company’s sales force.

Basis of Presentation — These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Meru and its wholly owned subsidiaries. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014. The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2014 and December 31, 2013, the Company’s results of operations for the three months ended March 31, 2014 and 2013, comprehensive loss for the three months ended March 31, 2014 and 2013, and its cash flows for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to March 31, 2014 or to the three months ended March 31, 2014 and 2013 in the notes to the condensed consolidated financial statements are unaudited.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations. Many of these risks and uncertainties are described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, which risks and uncertainties include, among others: the Company may experience fluctuations in its revenues and operating results, which makes it difficult to predict future results and which may cause its stock price to decline; the Company has a limited operating history; the Company could continue to incur operating losses throughout 2014; fluctuations in operating results could cause the price of the Company’s common stock to decline; the Company may be unable to raise additional funds or to do so on favorable terms; the Company competes in highly competitive markets and is subject to various competitive pressures; the Company may be unable to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements; the Company must hire, integrate and retain qualified personnel; the Company’s investments may not generate anticipated revenues; the Company’s products may contain defects or errors; the Company’s failure to provide high-quality support and services could have a material and adverse effect on its business and results of operations; the Company may be unable to increase market awareness of its brand and products and develop and expand its sales channels; the Company’s international operations subject the Company to additional risks; the Company’s failure to maintain effective systems of internal controls could affect the Company’s ability to produce accurate financial results; gross margins for the Company’s products and services may vary; others may claim that the Company infringes their intellectual property rights; the Company may be unable to protect its intellectual property rights; the continued development of demand for wireless networks is uncertain; the Company’s sales cycle is long and unpredictable and subject to seasonal fluctuation; the Company’s revenues may decline as a result in changes in public funds of educational institutions; the Company may be unable to forecast customer demand accurately in making purchase decisions; average sales prices for the Company’s products may decline; the Company relies on channel partners to generate a substantial majority of its revenues and these partners may fail to perform; the Company relies on third parties to manufacture its products and fulfill customer orders and the failure of these third parties to perform could have an adverse effect on the Company’s reputation and ability to manufacture and distribute products; and, the Company may be required comply with new or modified regulations or standards related to its products.

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company works with both large and small channel partners, and generally performs ongoing credit evaluations of those customers. The Company maintains reserves for estimated potential credit losses. As of March 31, 2014, four distributor customers accounted for 64% of the Company’s net accounts receivable. As of December 31, 2013, two distributor customers accounted for 53% of the Company’s net accounts receivable. The Company usually does not require collateral on accounts receivable. As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $63,000 and $28,000.

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

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact from changes in VSOE or ESP during the quarters ended March 31, 2014 and 2013, nor does the Company currently expect a material impact in the near term, from changes in VSOE or ESP.

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

The majority of the Company’s sales are generated through its distributors. Revenues from distributors with return rights are recognized when the distributor reports that the product has been sold through, provided that all other revenue recognition criteria have been met. The Company obtains sell-through information from these distributors. For transactions with other distributors, the Company does not provide for rights of return and recognizes products revenues at the time of shipment, assuming all other revenue recognition criteria have been met. Sales to certain distributors were made pursuant to price discounts based on certain criteria and the Company accrued the estimated price discount as a reduction to both accounts receivable and net revenues.

Revenues for support services are recognized on a straight-line basis over the support period, which typically ranges from one year to five years.

Shipping charges billed to customers are included in products revenues and the related shipping costs are included in costs of products revenues.

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. The Company did not write down any of its long-lived assets as a result of impairment during the three months ended March 31, 2014 and 2013.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test in June 2013 and determined that its goodwill was not impaired. As of March 31, 2014, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

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

Warranty — The Company provides a warranty on products and estimated warranty costs are recorded during the period of sale. The Company establishes warranty reserves based on estimates of product warranty return rates and expected costs to repair or to replace the products under warranty. The warranty provision is recorded as a component of costs of products revenues in the condensed consolidated statements of operations.

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2014 is as follows (in thousands):

March 31,
2014
Accrued warranty balance — January 1, 2014	$1,345
Warranty costs incurred	(25)
Provision for warranty	122

Accrued warranty balance — March 31, 2014	$1,442

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Inventory

Inventory as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31,	December 31,
	2014	2013
Finished goods	$7,383	$6,692
Channel inventory	554	538

Inventory	$7,937	$7,230

3. Net Loss Per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share of common stock excludes stock awards prior to vesting and also those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net loss per share of common stock is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted shares outstanding calculation, restricted stock units, stock options to purchase common stock, and warrants to purchase common stock are considered to be common stock equivalents. In periods in which the Company has reported a net loss, the common stock equivalents have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive under the treasury stock method.

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Stock awards and stock options to purchase common stock *	5,002,818	4,720,468
Common stock warrants	468,293	3,192,250

*	Includes 195,370 and 185,386 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of March 31, 2014 and 2013, respectively, based on employee enrollment.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Cost Reduction Program

During the three months ended March 31, 2014, the Company consolidated certain functions which resulted in a restructuring cost of $0.7 million. As part of the plan, the Company eliminated approximately 18 positions worldwide in its research and development, sales and marketing and general and administrative functions. The restructuring costs consist primarily of severance expenses. The majority of the affected employees departed by March 31, 2014. The Company recorded the restructuring expenses in the condensed consolidated statements of operations as follows (in thousands):

Three Months Ended
March 31, 2014
Research and development	$43
Sales and marketing	469
General and administrative	223

Total restructuring expenses	$735

The following table provides a summary of the restructuring activities included in accrued liabilities during the three months ended March 31, 2014 (in thousands):

		Other Exit-
	Severance	Related Costs	Total
Balance at January 1, 2014	$—	$—	$—
Restructuring expenses	705	30	735
Cash payments	(156)	(5)	(161)
Stock-based compensation	(147)	—	(147)

Balance at March 31, 2014	$402	$25	$427

The restructuring costs include $147,000 of stock-based compensation expense resulting from the acceleration of vesting of 59,000 restricted stock units to two affected employees.

The balance at March 31, 2014 represents remaining estimated costs for activities that have incurred, but have yet to be paid, as a result of the restructuring. Payments for the remaining $0.4 million are expected to be paid by March 31, 2015.

5. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data and that require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. The Company’s cash equivalents are valued using market prices on active markets (Level I). Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from its advisors. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the three months ended March 31, 2014 and December 31, 2013.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 31, 2014, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	March 31, 2014
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$15,085	$—	$—	$15,085

As of December 31, 2013, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	December 31, 2013
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$15,084	$—	$—	$15,084

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

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of March 31, 2014
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(542)	$88

Total		$630	$(542)	$88

	As of December 31, 2013
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(490)	$140
Customer relationships	2 years	160	(160)	—

Total		$790	$(650)	$140

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Costs of products revenues	$52	$52
Sales and marketing	—	20

Total amortization expense	$52	$72

As of March 31, 2014, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Fiscal Years:
2014 (remainder)	$88

Total	$88

7. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company who served as a member of the Company’s board of directors until May 2012.

Equity investments, especially equity investments in private companies, are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment of its investments. In the event that the fair value of an investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. There were no indicators of impairment during the three months ended March 31, 2014 and 2013. The Company has not elected to use the fair value method for this investment.

8. Borrowings

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing VI, Inc. (“VLL”), pursuant to which VLL made a term loan to the Company in the aggregate principal amount of $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations, among others, on the Company’s ability to incur additional indebtedness; its ability to acquire, merge or consolidate with other businesses; and its ability to pay dividends on its equity securities. As of March 31, 2014, the Company was in compliance with all of its loan covenants.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million on the earlier of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded $0.2 million as additional interest expense during each of the three months ended March 31, 2014 and 2013 related to the $2.0 million payment. The Company will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

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

In connection with the VLL Agreement, the Company issued Venture Lending & Leasing, LLC a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. In addition, debt issuance costs of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded $41,000 and $64,000 to interest expense, net related to the debt discounts during the three months ended March 31, 2014 and 2013. As of March 31, 2014, the remaining unamortized amount of the debt discounts was $110,000 of which $105,000 was classified as a current debt discount.

The scheduled principal payments for the Company’s long-term debt under the VLL Agreement as of March 31, 2014 are as follows (in thousands):

Long-term Debt
Fiscal Years:
2014 (remainder)	$2,921
2015	2,827

Total	5,748
Less: unamortized discounts	(110)
Less: current portion	(3,858)

Long-term debt, net of current portion	$1,780

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Commitments and Contingencies

Operating Leases — The Company leases approximately 44,000 square feet office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in 2015. In addition, the Company leases approximately 35,000 square feet space for a research and development facility in Bangalore, India pursuant to an operating lease that expires in 2016, which is noncancelable prior to the year-ending December 31, 2014. The Company has the option to renew the lease for an additional five years. The Company also leases office space for sales offices and test facilities in multiple locations around the world under noncancelable operating leases that expire at various dates. Commitments under these operating leases are as follows (in thousands):

Operating Leases
Fiscal Years:
2014 (remainder)	$1,212
2015	498
2016	129

Total	$1,839

Other commitments as of March 31, 2014 totaled approximately $6.2 million and consisted of inventory and other noncancelable purchase obligations.

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

In May 2011, Linex Technologies, Inc. (“Linex”) filed suit against the Company and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents No. 6,757,322 (“322 patent”) and RE42,219 (“219 patent”). On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the 322 and 219 patents are infringed by 802.11n products imported and sold by the Company and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and which was granted by the Delaware court. On December 12, 2012, Linex amended its complaint to add a third patent, U.S. Patent No. RE43,812 (“812 patent”). The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case is now pending before the Honorable Claudia Wilken, and trial has been set for July 28, 2014. The Company filed responsive Markman brief and dispositive motions on December 9, 2013. A court-ordered mediation session was held on December 20, 2013 and a settlement was not reached during the mediation. The court held a Markman hearing on January 23, 2014. Discovery is completed but there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, operating results, cash flows or financial position.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against the Company and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012. The case is now pending before the Honorable Leonard P. Stark. On April 29, 2013, Brocade Communications Systems tendered a request to the Company for indemnity in a related case (ReefEdge Networks v. Motorola Solutions and Brocade Communications) before the same judge in Delaware, based on our sales to Brocade and its predecessors in interest. We have accepted Brocade’s request. The court has scheduled a claim construction hearing for April 18, 2014. The court has not yet set a trial date. Discovery is ongoing, and there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. Additionally, no case-dispositive motions have been filed. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, operating results, cash flows or financial position.

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

Indemnifications — The Company’s customer agreements generally include certain provisions for indemnifying such customers against certain liabilities, including if the Company’s products infringe a third party’s intellectual property rights. From time to time, the Company receives requests for indemnification from its customers. The Company reviews these requests on a case-by-case basis and may choose to assume the defense of such litigation asserted against its customers as the Company has done with Brocade. The Company has agreed in certain circumstances to indemnify certain suppliers and service providers in connection with liabilities they may incur in connection with the provision of services to the Company. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

In addition, the Company’s bylaws provide that we shall indemnify our directors, officers, employees and agents to the extent such person becomes a party or is threatened to become a party to litigation or other proceedings arise by reason of their service to the Company, subject to certain limitations. In addition, the Company has entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of the Company which contain provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers.

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

10. Common Stock

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

The relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. As of March 31, 2014, this warrant has not been exercised and was still outstanding.

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant. These common stock warrants were exercisable, had exercise prices ranging from $9.78 to $11.74. During the years ended 2011 and 2010, warrants to purchase 1,265,293 and 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 548,125 shares and 19,072 shares of common stock. There were no exercises since 2011. The remaining warrants to purchase 2,723,957 shares of common stock expired unexercised on March 12, 2014.

11. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2013 New Employee Stock Inducement Plan

On June 6, 2013, the Company’s Board of Directors approved the Company’s 2013 New Employee Stock Inducement Plan (the “2013 Plan”), under which 500,000 shares of common stock were reserved for issuance. The 2013 Plan is designed to attract new employees by providing for awards in the form of restricted stock units, restricted stock awards, stock options (which shall be nonstatutory stock options) or stock appreciation rights. As of March 31, 2014, 315,000 shares of restricted stock units were issued and outstanding and 185,000 shares of common stock were available for future issuance under the 2013 Plan.

Inducement Plan and Agreement and Restricted Stock Unit Plan and Agreements with Chief Executive Officer

In March 2012, the Company granted options to purchase 600,000 shares of common stock under the Inducement Stock Option Plan and Agreement, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, to Dr. Bami Bastani, Chief Executive Officer (“CEO”), as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company’s board of directors, as specified under the Listing Rules of the Nasdaq Stock Market. As of March 31, 2014, options to purchase 600,000 shares of common stock were issued and outstanding under the Inducement Stock Option Plan and Agreement and a total of 45,000 shares of restricted stock units were issued and outstanding under the Restricted Stock Unit Plans and Agreements.

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

The Company’s stock-based compensation expense was $2.0 million and $1.5 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company had accrued $0.3 million and $0.6 million, respectively, in accrued liabilities on the consolidated balance sheets for awards that were earned but not issued as of the balance sheet date.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three months ended March 31, 2014 and 2013 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Expected Volatility—The expected volatility was calculated using the historical stock volatilities of the Company’s historical data over a period based on the expected terms of the options.

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

Summary of Assumptions — The Company did not grant any stock options during the three months ended March 31, 2014. The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
Dividend rate	0%
Risk-free interest rate	0.6%
Expected life (in years)	4.1
Expected volatility	70.7%

A summary of the Company’s stock award activity during the three months ended March 31, 2014 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2014	2,232,803	2,833,578	$4.68	7.9	$1,907
Additional options authorized	917,598	—	—
Restricted stock granted	(980,021)	—	—
Cancelled options	160,362	(160,362)	4.86
Restricted stock returned	187,948	—	—
Exercised options	—	(57,322)	2.86

Outstanding — March 31, 2014	2,518,690	2,615,894	$4.71	7.6	$1,975

Vested and expected to vest — March 31, 2014		2,113,252	$4.85	7.4	$1,618
Vested — March 31, 2014		1,399,470	$5.55	6.9	$810

The aggregate intrinsic value of options exercised was $89,000 and $47,000 for the three months ended March 31, 2014 and 2013, determined as of the date of option exercise.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Additional information regarding the Company’s stock options outstanding and vested as of March 31, 2014 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $2.17	286,029	7.9	$1.66	123,543	$1.62
$2.18 - $4.33	1,053,469	8.2	$3.41	409,707	$3.40
$4.34 - $6.50	883,525	7.6	$4.86	488,620	$4.86
$6.51 - $19.51	392,871	5.8	$10.08	377,600	$10.05

	2,615,894	7.6	$4.71	1,399,470	$5.55

As of March 31, 2014, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $9.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants increase the amount of compensation expense that will be recorded.

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

Restricted Stock Awards and Restricted Stock Units— The Company has issued restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and members of the board of directors. These restricted shares have vesting periods ranging from immediate vesting to four years from the date of issuance and vesting is subject to the recipient continuing to provide service to the Company for the duration of the vesting period. The vesting of some RSUs is also performance-based and the vesting of those RSUs is subject to the achievement of specific performance metrics in addition to continued service. The Company issued 980,021 and 503,227 RSUs during the three months ended March 31, 2014 and 2013, respectively, and there were no RSAs outstanding during the three months ended March 31, 2014. The Company did not issue RSAs during the three months ended March 31, 2014 and 2013. The Company recognized stock-based compensation in the amount of $1.4 million and $1.0 million for RSAs and RSUs during the three months ended March 31, 2014 and 2013, respectively.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of the Company’s RSU activity during the three months March 31, 2014 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2014	1,599,720	$4.43	$6,895
Restricted stock units granted	980,021	4.32
Restricted stock units released	(294,716)	5.22
Restricted stock units forfeited	(93,471)	3.71

Outstanding — March 31, 2014	2,191,554	$4.27	$9,884

The majority of the RSUs that vested in the three months ended March 31, 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the three months ended March 31, 2014, 294,716 shares of RSUs vested with an intrinsic value of approximately $1.3 million. The Company withheld 94,477 shares to satisfy approximately $0.4 million of employees’ minimum tax obligation on the vested RSUs.

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

The Company recognized compensation expense related to the ESPP in the amount of $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013. The Company had 460,008 shares of its common stock available for future issuance under the ESPP as of March 31, 2014.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$9,501	$14,072
United Kingdom	5,110	4,146
Asia Pacific	2,279	2,723
Rest of EMEA	2,223	2,488
Rest of Americas	1,487	1,306

Total	$20,600	$24,735

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2014	2013
United States	$1,374	$1,390
India	1,077	1,055
Japan	4	6

Total	$2,455	$2,451

13. Income Taxes

The Company’s provision for income taxes was $112,000 and $138,000 for the three months ended March 31, 2014 and 2013, consisting primarily of provisions for foreign income taxes.

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

The Company has a reseller in Japan that is a related party by virtue of its ownership of shares of the Company’s stock during the three months ended March 31, 2014 and 2013. The total revenue from this related party amounted to $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013. Accounts receivable from the reseller were $132,000 and $5,000 as of March 31, 2014 and December 31, 2013.

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

Overview

We serve customers around the world by delivering high performance intelligent Wi-Fi solutions that are designed to deliver an extraordinary mobility experience, especially in high density and bandwidth intensive environments. Our best-of-breed mobile access and virtualized Wi-Fi solutions are designed to be easy to deploy, operate and expand for our customers’ ever-changing mobility requirements. Our products are designed to enable enterprises to migrate their business-critical applications from wired networks to wireless networks, and become what we refer to as All-Wireless Enterprises. We offer a wireless architecture designed to manage enterprise access networks for maximum flexibility and mobility.

We were founded in 2002 with the vision of enabling organizations to become All-Wireless Enterprises. We began commercial shipments of our products in 2003. Our products are sold worldwide primarily through value-added resellers, or VARs, and distributors, and have been deployed by approximately 12,900 customers worldwide.

We outsource the manufacturing of our hardware products, including all of our access points and controllers, to original design manufacturers. We also outsource the warehousing and delivery of our products to third-party logistics providers in the United States for worldwide fulfillment.

Our products and support services are sold worldwide, primarily through value-added resellers, or VARs, and distributors, which serve as our channel partners. We employ a sales force that is responsible for managing sales within each geographic territory in which we market and sell our products.

Since inception, we have expended significant resources on our research and development operations. Our research and development activities were primarily conducted at our headquarters in Sunnyvale, California until 2005, when we significantly expanded our research and development operations in Bangalore, India. In 2006, we began developing products specifically to leverage the capabilities of a new wireless communication standard promulgated by the Institute of Electrical and Electronics Engineers, or IEEE, the 802.11n standard, and began commercial shipments of our 802.11n products in the second half of 2007. In July 2013, we announced an 802.11ac solution and commenced beta shipments in second quarter of 2013.

We believe several emerging trends and developments will be integral to the future growth of our business. The growing number of wireless devices and the increased expectations of the users of these devices are driving demand for better performing wireless networks. Enterprises increasingly view wireless networks as a means to deliver better service to their customers and increase the productivity of their workforce, and, as a result, they are shifting from the casual use of wireless networks to the strategic use of wireless networks for business-critical applications. Further, enterprises are increasingly realizing that wireless networks designed to optimize the 802.11n standard and the new 802.11ac standard can deliver the capacity and performance to support their business-critical applications.

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

Our revenues have grown from $1.1 million in 2005 to $105.7 million in 2013 and were $20.6 million during the three months ended March 31, 2014. It is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

We have incurred losses since inception as we grow our business and invest in research and development, sales and marketing, and administrative functions. As of March 31, 2014, we had an accumulated deficit of $273.4 million.

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

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Products revenues	$15,833	$20,590
Support and services revenues	4,767	4,103
Gross margin-products and support and services	62%	63%
Loss from operations (1)	$(7,556)	$(2,773)
Cash and cash equivalents	25,664	30,938
Net cash provided by (used in) operating activities	(3,780)	1,036
(1) Includes stock-based compensation expense of:	$1,973	$1,454

Gross margin. We monitor gross margin to measure our cost efficiencies, including primarily whether our manufacturing costs and component costs are in line with our product revenues and whether our personnel costs associated with our technical support, professional services and training teams are in line with our support and services revenues.

Net cash provided by (used in) operating activities. We monitor cash flow from operations as a measure of our overall business performance. Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory, costs related to our facilities and litigation reserve expense. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization, stock-based compensation expenses, accrued interest on long-term debt, and amortization of issuance costs and warrant expense, thereby allowing us to better understand and manage the cash needs of our business.

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

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative expenses and litigation reserve expense. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, commissions, bonuses and benefits for our employees. We grant our employees and members of our executive advisory board and board of directors equity awards and recognize stock-based compensation cost as part of operating expenses. We expect to continue to incur significant stock-based compensation expense.

•	Research and Development Expenses. Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. We are devoting a substantial amount of our resources to the continued development of additional functionality for our existing products and the development of new products.

•	Sales and Marketing Expenses. Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, travel costs, costs for marketing programs and facilities costs.

•	General and Administrative Expenses. General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology functions. Professional services consist of outside legal and accounting services and information technology consulting costs. We have incurred additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Expense, Net. During the three months ended March 31, 2014 and 2013, interest expense, net consists primarily of interest expense on debt. As of March 31, 2014, we had $5.7 million of outstanding debt before debt discounts.

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

There have been no significant changes in our accounting policies during the three months ended March 31, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2014		2013
REVENUES:
Products	$15,833	76.9%	$20,590	83.2%
Support and services	4,767	23.1	4,103	16.6
Ratable products and services	—	—	42	0.2

Total revenues	20,600	100.0	24,735	100.0

COSTS OF REVENUES:
Products	5,875	28.5	7,317	29.6
Support and services	1,902	9.3	1,776	7.2
Ratable products and services	—	—	22	0.1

Total costs of revenues	7,777	37.8	9,115	36.9

Gross margin	12,823	62.2	15,620	63.1

OPERATING EXPENSES:
Research and development	5,452	26.5	3,688	14.9
Sales and marketing	11,629	56.4	11,420	46.1
General and administrative	3,298	16.0	3,285	13.3

Total operating expenses	20,379	98.9	18,393	74.3

Loss from operations	(7,556)	(36.7)	(2,773)	(11.2)
Interest expense, net	(378)	(1.8)	(610)	(2.4)
Other income (expense), net	(16)	(0.1)	(62)	(0.3)

Loss before provision for income taxes	(7,950)	(38.6)	(3,445)	(13.9)
Provision for income taxes	112	0.5	138	0.6

Net loss	$(8,062)	(39.1)%	$(3,583)	(14.5)%

Our total revenues decreased by $4.1 million, or 16.7%, to $20.6 million during the three months ended March 31, 2014 from $24.7 million during the three months ended March 31, 2013. This decrease was primarily the result of decreased demand for our products particularly in the United States during the three months ended March 31, 2014.

Products revenues decreased by $4.8 million, or 23.1%, to $15.8 million during the three months ended March 31, 2014 from $20.6 million during the three months ended March 31, 2013. The decrease was primarily a result of a decrease in unit shipments particularly in the United States during the three months ended March 31, 2014.

Support and services revenues increased by $0.7 million, or 16.2%, to $4.8 million during the three months ended March 31, 2014 from $4.1 million during the three months ended March 31, 2013. This increase in support and services revenues is a result of the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Costs of Revenue and Gross Margin

Total costs of revenues decreased by $1.3 million, or 14.7%, to $7.8 million during the three months ended March 31, 2014 from $9.1 million during the three months ended March 31, 2013. Overall gross margins, as a percentage of total revenues, decreased to 62.2% during the three months ended March 31, 2014 from 63.1% during the three months ended March 31, 2013. Our product gross margins decreased to 62.9% during the three months ended March 31, 2014 from 64.5% during the three months ended March 31, 2013. This decrease in the product gross margin during the three months ended March 31, 2014 was primarily the result of decreased product shipments. Our support and services gross margins increased to 60.1% during the three months ended March 31, 2014 from 56.7% during the three months ended March 31, 2013. This increase was primarily the result of increased revenues in support and services as costs to support these revenues are generally fixed.

Operating Expenses

Our operating expenses increased by $2.0 million, or 10.8%, to $20.4 million during the three months ended March 31, 2014 from $18.4 million during the three months ended March 31, 2013, and increased as a percentage of revenue from 74.3% during the three months ended March 31, 2013 to 98.9% during the three months ended March 31, 2014.

Research and Development Expenses

Research and development expenses increased by $1.8 million, or 47.8%, to $5.5 million during the three months ended March 31, 2014 from $3.7 million during the three months ended March 31, 2013. This increase is primarily the result of an increase of $1.1 million in research and development personnel costs as a result of our increased headcount, an increase of $0.3 million in travel expenses and an increase of $0.2 million in stock-based compensation as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.2 million, or 1.8%, to $11.6 million during the three months ended March 31, 2014 from $11.4 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company consolidated certain functions which resulted in restructuring expenses of $0.5 million in sales and marketing. The increase in sales and marketing expenses was also the result of an increase of $0.2 million in stock-based compensation expense and an increase of $0.2 million in travel expenses, offset partially by a decrease of $0.8 million in sales and marketing personnel costs as a result of lower headcount as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses remained flat at $3.3 million during each of the three months ended March 31, 2014 and 2013. An increase of $0.2 million in restructuring costs were offset by a decrease of $0.1 million in stock-based compensation expense and a decrease of $0.1 million in general and administrative personnel costs as a result of lower headcount as compared to the same period of last year.

Interest Expense, net

Interest expense, net decreased by $0.2 million, to $0.4 million during the three months ended March 31, 2014, from $0.6 million during the three months ended March 31, 2013. This decrease was primarily due to the paydown of the principal balances on our long-term debt.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from issuances of common stock and long-term debt. During the quarter ended March 31, 2013, we raised $12.6 million, representing the net proceeds from the follow-on offering of our common stock after deducting underwriters’ commissions, discounts and other issuance costs.

During June 2012, we entered into a term loan and security agreement, or the VLL Term Loan Agreement, with Venture Lending and Leasing VI, Inc., or VLL, pursuant to which we borrowed an aggregate principal amount of $11.7 million before debt discounts. We repay the term loan in 39 monthly installments of principal plus accrued interest beginning on June 6, 2012 and ending on August 1, 2015. Amounts borrowed under the loan agreement bear interest per annum at a fixed rate equal to 12.0%. We may voluntarily prepay the term loan in full by tendering a cash payment equal to the sum of: (i) the accrued and unpaid interest on the term loan as of the date of the prepayment; (ii) the unpaid principal balance of the term loan as of the date of the prepayment, and (iii) the interest that would have accrued and been payable from the date of the prepayment through the stated date of maturity of such term loan had it remained outstanding and been paid in accordance with the terms of the related note (multiplied by 0.80 in the case of repayment after January 1, 2014). We will also be required to make a payment in an amount equal to $2.0 million at the earlier of (i) a change of control and (ii) September 1, 2015. As security for amounts outstanding under the loan agreement, we have granted VLL a security interest in substantially all of our assets.

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

Amounts outstanding under the VLL Term Loan Agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of March 31, 2014, the Company was in compliance with all of its loan covenants. As of March 31, 2014, we had debt outstanding under the loan in the amount of $5.7 million, before debt discounts, that bears a fixed interest rate of 12% per year.

As of March 31, 2014, we had cash and cash equivalents of $25.7 million as compared to a cash and cash-equivalents balance of $30.9 million as of December 31, 2013.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been related to personnel and other operating expenditures. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Total cash used in operating activities was $3.8 million during the three months ended March 31, 2014. Total cash provided by operating activities was $1.0 million during the three months ended March 31, 2013.

During the three months ended March 31, 2014, cash used in operating activities of $3.8 million reflected a net loss of $8.1 million, partially offset by non-cash charges of $2.7 million and changes in our net operating assets and liabilities of $1.6 million. The non-cash charges were mainly comprised of $2.0 million in stock-based compensation, $0.4 million in depreciation and amortization and $0.2 million in accrued interest on long-term debt. The changes in our net operating assets and liabilities were comprised of a decrease of $6.8 million in accounts receivable that was partially offset by an aggregate decrease of $3.9 million in accounts payable and accrued liabilities, an increase of $0.7 million in inventory and a decrease of $0.7 million in deferred revenues.

Cash provided by operating activities was $1.0 million during the three months ended March 31, 2013, which was primarily the result of a net change in operating assets and liabilities of $2.4 million. The change in our net operating assets and liabilities was largely due to increased collections of accounts receivable during this three month period. Inventories also decreased by $0.7 million during the quarter. These decreases in assets were partially offset by a decrease of $2.3 million in accounts payable and accrued liabilities and a decrease of $1.2 million in deferred revenue. The non-cash charges which reduced the net loss of $3.6 million were principally comprised of $1.5 million for stock-based compensation, $0.4 million in depreciation and amortization and $0.3 million in accrued interest on long-term debt.

Cash Flows from Investing Activities

Our investing activities solely consisted of our $0.3 million and $0.2 million in capital expenditures during the three months ended March 31, 2014 and 2013.

Cash Flows from Financing Activities

Recently, we have financed our operations primarily with proceeds from the sale of our common stock in our secondary offering, which occurred during the quarter ended March 31, 2013, issuance of common stock in conjunction with the exercise of options to purchase our stock and the incurrence of debt. As of March 31, 2014, we had outstanding debt in the amount of $5.7 million before debt discounts.

During the three months ended March 31, 2014, cash used in financing activities was $1.2 million, which was primarily comprised of payments on our long-term debt of $0.9 million and a net payment of $0.2 million related to net share settlement of our equity awards including payment of related taxes.

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

Contractual Obligations

There were no significant changes during the three months ended March 31, 2014 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. We are obligated to make principal and interest payments on our debt. Our long-term debt carries a fixed interest rate of 12%. As of March 31, 2014, our obligation to make principal, interest and other payments on our debt totaled $8.3 million.

As of March 31, 2014, we had operating lease obligations of $1.8 million, of which the longest remaining lease expires in 2016. Our operating lease in India is noncancelable prior to the year ending December 31, 2014 and we have the option to renew this lease for an additional five years. Our outstanding purchase commitments of $6.2 million are due within the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended March 31, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $25.7 million and $30.9 million as of March 31, 2014 and December 31, 2013. These amounts were held primarily in cash deposits and money market funds. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, will reduce future interest income. During the three months ended March 31, 2014, a 10% increase or decrease in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

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

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

We are subject to various claims arising in the ordinary course of business. Although no assurance may be given, we believe that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our the business, operating results, cash flows or financial position. We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses. The information set forth under Note 9, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated by reference.

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

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	fluctuations in demand, including due to seasonality, for our products and services. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters; we have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future;

•	fluctuations in sales cycles, including the timing of large orders, and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	variation in sales channels, product costs or mix of products sold;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

•	delays in customer purchasing cycles in response to our introduction of new products or product transitions;

•	customer acceptance of new product introductions. For example, we continue to introduce new access points based on 802.11ac technology. These products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers might have recently purchased our 802.11n access points and are not ready to further invest in the newer 802.11ac technology. In addition, these target customers might not have previously purchased products based on 802.11ac technology and might not have a specific budget for the purchase of these products;

•	unpredictability in the development of core, new or adjacent markets, including the public cloud computing market;

•	the timing of product releases or upgrades by us or by our competitors;

•	our ability to execute our sales strategy focusing primarily on customers in the three verticals of education, hospitality and healthcare;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any increase or decrease in operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	the quality and level of our execution of our business strategy and operating plan;

•	the effectiveness of our sales and marketing programs, including our ability to provide attractive incentives to our channel partners and customers through our pricing and discount programs; and,

•	our ability to derive anticipated benefits from our investments in sales, marketing, engineering or other activities.

We have incurred significant losses since inception, and could continue to incur losses in the future.

We have incurred significant losses since our inception, including net losses of $8.1 million and $3.6 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, we had an accumulated deficit of $273.4 million and $265.4 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future, including through fiscal year 2014, as a result of the expenses associated with the continued development and expansion of our business. Additionally, we may also be affected by the timing of litigation defense costs. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the level of investment in sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase that profitability. As a result, our business could be harmed and our stock price could decline.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. While we received $12.6 million of net proceeds from a secondary offering of our common stock in March 2013, we may need to raise substantial additional capital due to changes in business conditions or other future developments or in order to:

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

We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, as we did in March 2013, our stockholders may experience dilution. The holders of new equity securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders, including the issuance of warrants which would cause further overhang for potential shares outstanding. If we do not have, or are not able to obtain, sufficient funds, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. In addition, we believe that the maintenance of cash balances at a level deemed adequate by our customers and potential customers is necessary to maintain and grow the level of our product sales. The unavailability of additional funding on acceptable terms could also result in our delaying development or commercialization of our products or licensing third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize in-house. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce sales, marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

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

The wireless networking market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. In order to deliver a competitive WLAN, our virtualized WLAN solutions must be capable of operating with an ever increasing array of wireless devices and an increasingly complex network environment. In addition, our products are designed to be compatible with industry standards for communications over wireless networks. As new wireless devices are introduced and standards in the wireless networking market evolve, we may be required to modify our products and services to make them compatible with these new products and standards. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. For example, the Institute of Electrical and Electronics Engineers, or IEEE, recently approved a new standard, IEEE 802.11ac. This major upgrade of IEEE 802.11 technologies is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced our first 802.11ac solution. However, we may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all, for future technologies. If we fail to address these changes successfully, our business and operating results could be materially harmed.

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

Our WLAN solution incorporates complex technology and may contain defects or errors, which could cause harm to our reputation and adversely affect our business.

Our WLAN solution incorporates complex technology and must operate with a significant number and types of wireless devices running new and complex applications in a variety of environments utilizing different wireless communication industry standards. Our products have contained and may in the future contain defects or errors. In many cases, these defects or errors have delayed the introduction of new products or software updates. Some errors in our products may only be discovered after a product has been installed and used by customers. These issues are most prevalent when new products or new updates or upgrades are introduced. Any errors or defects discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, damage to our brand and reputation, diversion of engineering resources, and increased service and warranty cost, any of which could materially and adversely affect our business and operating results.

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

Although certain technical problems experienced by users may not be caused by our WLAN solution, our business and reputation may be harmed if users perceive our solution as the cause of a slow or unreliable network connection.

Our solution has been deployed in many different environments and is capable of providing wireless access to many different types of wireless devices operating a variety of applications. The ability of our WLAN solution to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting in a wireless device, which is not a problem caused by the network. Even though certain technical problems experienced by users may not be caused by our solution, users often perceive the underlying cause to be the poor performance of the wireless network. This perception, even if incorrect, could harm our business and reputation.

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

If we fail to develop new products and enhancements to our WLAN solution, we may not be able to remain competitive.

We must develop new products and continue to enhance our WLAN solution to meet rapidly evolving customer requirements. If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. In addition, as new mobile applications are introduced, our success may depend on our ability to provide a solution that supports these applications.

We are subject to a number of industry standards established by various standards bodies, such as the IEEE, and we design our products to comply with these standards. As new industry standards emerge, we could be required to invest a substantial amount of resources to develop new products that comply with these standards. For example, we devoted a substantial amount of our research and development resources to design a virtualized WLAN solution that could optimize the performance allowed by the 802.11n standard. In addition, the IEEE recently approved a new standard, IEEE 802.11ac. This major upgrade of IEEE 802.11 technologies is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced our first 802.11ac solution. If our products do not comply with new or changing standards that are ratified by the IEEE or other standards bodies, our ability to sell our products may be adversely affected and we may not realize the benefits of our research and development efforts.

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

We derive a significant portion of our revenues from customers outside the U.S. During the three months ended March 31, 2014 and 2013, 54% and 43% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

In addition, we have a research and development facility located in India, and we expect to expand our offshore development efforts and general and administrative functions within India and possibly in other countries. We also have sales and support personnel in numerous countries worldwide.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, require us to enter into royalty or licensing agreements, or require expensive changes to our products. As a result, these claims could materially and adversely affect our business, results of operations, cash flows and financial position. For example:

•	We previously received letters from, and had lengthy discussions with Motorola Solutions, one of our competitors with a large patent portfolio and substantial resources, concerning its allegations that our products infringe certain of its patents. Those negotiations ultimately resulted in us entering into a cross-license with Motorola Solutions in 2011 under which we paid Motorola Solutions a substantial settlement.

•	In May 2010, Extricom Ltd., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent No. 7,697,549. The litigation was dismissed after the parties entered into a settlement, license and release agreement in April 2012, in which we agreed to a one-time payment of approximately $2.4 million to Extricom Ltd., and we and Extricom Ltd. each agreed to a cross-license of each other’s patents in exchange for a full release and settlement of the litigation.

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

If market demand for wireless networks does not continue to develop as we anticipate, demand for our WLAN solution may not grow as we expect.

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our WLAN solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our solution. Customers typically undertake a significant evaluation process, which frequently involves evaluating not only our products but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our WLAN solution are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially and adversely affected.

Our revenues may decline as a result of changes in public funding of educational institutions.

We have historically generated a substantial portion of our revenues from sales to educational institutions. Public schools receive funding from local tax revenue, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. We believe that the funding for a substantial portion of our sales to educational institutions comes from federal funding, in particular the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connections costs for eligible public educational institutions. In the event that the federal government reduces the amounts dedicated to the E-Rate program in future periods, or eliminates the program completely, our sales to educational institutions may be reduced. In February 2014, the Federal Communications Commission took steps that effectively halted E-Rate program funding for the purchase of products in our industry. The E-Rate program continues to be under review by the Federal Communications Commission and there can be no assurance that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.

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

Sales through our channel partners accounted for 97% and 96% of our total net revenues during the three months ended March 31, 2014 and 2013, respectively. Sales through our channel partners accounted for 96% of our total net revenues during the year ended December 31, 2013. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Our largest distributor customers have historically distributed a significant amount of our products worldwide. Resale of product through Westcon Group, Ingram Micro, Scansource Catalyst and SiraCom accounted for 67% of our worldwide net revenues during the three months ended March 31, 2014. Resale of product through Westcon Group, Catalyst Telecom, SiraCom and Ingram Micro accounted for 72% and 68% of our worldwide net revenues in the years ended December 31, 2013 and 2012, respectively.

Our channel partners may be unsuccessful in marketing, selling and supporting our products and services. They may also market, sell and support our competitors’ products and services, and may devote more resources to the marketing, sales and support of those competitors’ products. They may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our VARs or distributors. In these cases, our channel partners may stop selling our products completely. New sales channel partners may take several months or more to achieve significant sales. Our reliance on our channel partners could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates applicable law or our corporate policies. If we fail to effectively manage our existing or future sales channel partners, our business would be seriously harmed.

Our strategy to invest in sales and marketing programs and personnel may not generate the revenue increases anticipated or such revenue increases may only be realized over a longer period than currently expected.

We invest in sales and marketing programs and personnel based on the revenue that we anticipate they will generate, but our expectations may not be met in a timely fashion or at all. For example, we have in the past substantially expanded our field sales organization to provide improved coverage of the growing number of business opportunities in our target markets, and approximately doubled our sales headcount in connection with the expansion. In addition, we have in the past made a variety of investments in marketing programs to complement the expansion of our field sales headcount. However, our revenue grew more slowly than we had anticipated as a result of that expansion of our sales organization, so we subsequently took steps to reduce our sales and marketing expenses to be more in line with our revenue expectations.

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

We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice, could have a material adverse effect on our business. For example, our access points incorporate certain technology that we license from Atheros (acquired by Qualcomm in 2011). We have entered into a license agreement with Atheros, and such license agreement automatically renews for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. In the event our license agreement with Atheros is terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources. The resulting redesign could require procuring additional licenses and incurring additional development costs, and materially and adversely affect our business.

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

As of March 31, 2014, approximately 23.2 million shares of our common stock were issued and outstanding. At that date, we had outstanding options and other rights to acquire approximately 5.0 million shares of our common stock, including stock options, restricted stock units, restricted stock and shares anticipated to be purchased under our ESPP at the next purchase date, to the extent such securities become vested and are exercised as permitted by the provisions of the plans and agreements applicable to those securities. The weighted-average exercise price for options was $4.71 per share as of March 31, 2014. In addition, on March 31, 2014, there were outstanding warrants to purchase 0.5 million shares of our common stock at a weighted average exercise price of $2.05 per share. If a substantial amount of these additional shares are issued and are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, our existing stockholders will suffer dilution of their percentage ownership of outstanding common stock.

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

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01*	2014 Management Bonus Plan	8-K	001-34659	10.01	February 3, 2014

10.02*	Nomination and Standstill Agreement between Meru Networks, Inc. and the Potomac Group (as defined therein), dated January 13, 2014	8-K	001-34659	10.02	February 10, 2014

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.CAL	XBRL Taxonomy Calculation Linkbase Document					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x

101.LAB	XBRL Taxonomy Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2014

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani
Dr. Bami Bastani President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brian R. McDonald
Brian R. McDonald Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01*	2014 Management Bonus Plan	8-K	001-34659	10.01	February 3, 2014

10.02*	Nomination and Standstill Agreement between Meru Networks, Inc. and the Potomac Group (as defined therein), dated January 13, 2014	8-K	001-34659	10.02	February 10, 2014

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.CAL	XBRL Taxonomy Calculation Linkbase Document					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x

101.LAB	XBRL Taxonomy Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

*	Indicates management contract or compensatory plan or arrangement.