Form 10-Q
period 2014-06-30
MERU NETWORKS INC
filed 2014-07-31
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, par value $0.0005, outstanding as of July 24, 2014 was 23,589,000.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,413	$30,938
Accounts receivable, net	12,649	17,088
Inventory	6,629	7,230
Prepaid expenses and other current assets	1,710	998

Total current assets	40,401	56,254
Property and equipment, net	2,244	2,451
Goodwill	1,658	1,658
Intangible assets, net	35	140
Other assets	1,983	1,934

TOTAL ASSETS	$46,321	$62,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,738	$6,139
Accrued liabilities	8,559	12,535
Long-term debt, current portion	4,004	3,718
Deferred revenue, current portion	12,090	13,730

Total current liabilities	29,391	36,122
Long-term debt, net of current portion	725	2,797
Deferred revenue, net of current portion	6,574	5,876
Other liabilities	1,658	1,387

Total liabilities	38,348	46,182

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 23,558,978 and 22,939,949 shares issued and outstanding as of June 30, 2014 and December 31, 2013	12	11
Additional paid-in capital	286,152	282,168
Accumulated other comprehensive loss	(520)	(553)
Accumulated deficit	(277,671)	(265,371)

Total stockholders’ equity	7,973	16,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,321	$62,437

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Products	$18,809	$21,686	$34,642	$42,276
Support and services	4,762	4,730	9,529	8,833
Ratable products and services	—	35	—	77

Total revenues	23,571	26,451	44,171	51,186

COSTS OF REVENUES:
Products	6,846	7,367	12,721	14,684
Support and services	1,955	1,888	3,857	3,664
Ratable products and services	—	17	—	39

Total costs of revenues*	8,801	9,272	16,578	18,387

Gross margin	14,770	17,179	27,593	32,799

OPERATING EXPENSES:
Research and development*	4,921	3,974	10,373	7,662
Sales and marketing*	10,778	12,348	22,407	23,768
General and administrative*	2,859	3,293	6,157	6,578

Total operating expenses	18,558	19,615	38,937	38,008

Loss from operations	(3,788)	(2,436)	(11,344)	(5,209)
Interest expense, net	(329)	(553)	(707)	(1,163)
Other income (expense), net	15	11	(1)	(51)

Loss before provision for income taxes	(4,102)	(2,978)	(12,052)	(6,423)
Provision for income taxes	136	89	248	227

Net loss	$(4,238)	$(3,067)	$(12,300)	$(6,650)

Net loss per share of common stock:
Basic and diluted	$(0.18)	$(0.14)	$(0.53)	$(0.32)

Shares used in computing net loss per share of common stock:
Basic and diluted	23,373,165	22,268,180	23,221,958	20,926,926

* Includes stock-based compensation expense (1) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs of revenues	$63	$54	$172	$99
Research and development	170	212	508	370
Sales and marketing	345	582	1,156	1,119
General and administrative	608	906	1,323	1,620

(1)	This table includes $147,000 of stock-based compensation expense related to restructuring during the six months ended June 30, 2014.

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(4,238)	$(3,067)	$(12,300)	$(6,650)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(19)	(187)	33	(180)

Other comprehensive income (loss), net of tax	(19)	(187)	33	(180)

Comprehensive loss	$(4,257)	$(3,254)	$(12,267)	$(6,830)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(12,300)	$(6,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	835	762
Stock-based compensation	3,159	3,208
Accrued interest on long-term debt	345	493
Amortization of issuance costs	77	123
Bad debt expense	96	29
Changes in operating assets and liabilities:
Accounts receivable	4,343	909
Inventory	601	2,074
Prepaid expenses and other assets	(756)	(517)
Accounts payable	(1,401)	574
Accrued liabilities and other liabilities	(3,541)	(2,004)
Deferred revenue	(942)	(775)

Net cash used in operating activities	(9,484)	(1,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(476)	(442)

Net cash used in investing activities	(476)	(442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering costs	—	12,565
Proceeds from exercise of stock options	319	237
Proceeds from employee stock purchase plan	506	358
Taxes paid related to net share settlement of equity awards	(521)	(86)
Repayment of long-term debt	(1,862)	(1,652)

Net cash provided by (used in) financing activities	(1,558)	11,422

Effect of exchange rate changes on cash and cash equivalents	(7)	(107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,525)	9,099
CASH AND CASH EQUIVALENTS - Beginning of period	30,938	22,855

CASH AND CASH EQUIVALENTS - End of period	$19,413	$31,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$355	$564

Cash paid for income taxes	$204	$137

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2014 and December 31, 2013, the Company’s results of operations for the three and six months ended June 30, 2014 and 2013, comprehensive loss for the three and six months ended June 30, 2014 and 2013, and its cash flows for the six months ended June 30, 2014 and 2013. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to June 30, 2014 or to the three and six months ended June 30, 2014 and 2013 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates — The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, stock-based compensation expense and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company works with both large and small channel partners, and generally performs ongoing credit evaluations of those customers. The Company maintains reserves for estimated potential credit losses. As of June 30, 2014, two distributor customers and two reseller customers accounted for 63% of the Company’s net accounts receivable. As of December 31, 2013, two distributor customers accounted for 53% of the Company’s net accounts receivable. The Company usually does not require collateral on accounts receivable. As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $90,000 and $28,000.

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

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact from changes in VSOE or ESP during the three and six months ended June 30, 2014 and 2013, nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.

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

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. The Company did not write down any of its long-lived assets as a result of impairment during the three and six months ended June 30, 2014 and 2013.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test in June 2014 and determined that its goodwill was not impaired.

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

Warranty — The Company provides a warranty on products and estimated warranty costs are recorded during the period of sale. The Company establishes warranty reserves based on estimates of product warranty return rates and expected costs to repair or to replace the products under warranty. The Company’s accrual for anticipated warranty costs has declined primarily due to a decline in the historical volume of product returned under the warranty program. The warranty provision is recorded as a component of costs of products revenues in the condensed consolidated statements of operations.

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2014 is as follows (in thousands):

June 30, 2014
Accrued warranty balance — January 1, 2014	$1,345
Warranty costs incurred	(48)
Provision for warranty for the period	141
Adjustment to pre-existing warranties	(866)

Accrued warranty balance — June 30, 2014	$572

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued their guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for public entities for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company is currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and cash flows.

3. Inventory

Inventory as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$6,183	$6,692
Channel inventory	446	538

Inventory	$6,629	$7,230

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2014	2013
Stock awards and stock options to purchase common stock *	4,610,313	4,598,751
Common stock warrants	468,293	3,192,250

*	Includes 177,172 and 208,453 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of June 30, 2014 and 2013, respectively, based on employee enrollment.

5. Cost Reduction Program

In January 2014, the Company commenced a realignment of its resources in accordance with the evolving demands of the business. While the Company continued to invest in research and development in an effort to enhance existing products as well as develop new products, it consolidated certain functions which resulted in a restructuring cost of $0.7 million for the six months ended June 30, 2014. As part of the plan, the Company eliminated approximately 18 positions worldwide in its research and development, sales and marketing and general and administrative functions. The restructuring costs consist primarily of severance expenses. The affected employees departed by June 30, 2014. The Company recorded the restructuring expenses in the condensed consolidated statements of operations as follows (in thousands):

Six Months Ended June 30, 2014
Research and development	$43
Sales and marketing	419
General and administrative	223

Total restructuring expenses	$685

The following table provides a summary of the restructuring activities included in accrued liabilities during the six months ended June 30, 2014 (in thousands):

	Severance	Other Exit- Related Costs	Total
Balance at January 1, 2014	$—	$—	$—
Restructuring expenses	705	30	735
Cash payments	(339)	(5)	(344)
Stock-based compensation	(147)	—	(147)
Adjustment	(50)	—	(50)

Balance at June 30, 2014	$169	$25	$194

The restructuring costs include $147,000 of stock-based compensation expense resulting from the acceleration of vesting of 59,000 restricted stock units to two affected employees. The Company recorded a recovery of $50,000 due to adjustments to reduce accrued severance expenses during the three months ended June 30, 2014

The balance at June 30, 2014 represents remaining estimated costs for activities that have incurred, but have yet to be paid, as a result of the restructuring. Payments for the remaining $0.2 million are expected to be paid by March 31, 2015.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data and that require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. The Company’s cash equivalents are valued using market prices on active markets (Level I). Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from its advisors. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the six months ended June 30, 2014 and December 31, 2013.

As of June 30, 2014, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	June 30, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level I)	Significant Other Observable (Level II)	Significant Unobservable (Level III)	Total Fair Value
Assets:
Money market funds	$12,085	$—	$—	$12,085

As of December 31, 2013, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	December 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level I)	Significant Other Observable (Level II)	Significant Unobservable (Level III)	Total Fair Value
Assets:
Money market funds	$15,084	$—	$—	$15,084

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of June 30, 2014
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Developed technology	3 years	$630	$(595)	$35

Total		$630	$(595)	$35

	As of December 31, 2013
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Developed technology	3 years	$630	$(490)	$140
Customer relationships	2 years	160	(160)	—

Total		$790	$(650)	$140

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs of products revenues	$53	$53	$105	$105
Sales and marketing	—	20	—	40

Total amortization expense	$53	$73	$105	$145

The remaining balance of the developed technology of $35,000 is expected to be expensed during the year ending December 31, 2014.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company who served as a member of the Company’s board of directors until May 2012.

Equity investments, especially equity investments in private companies, are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment of its investments. In the event that the fair value of an investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. There were no indicators of impairment during the three and six months ended June 30, 2014 and 2013. The Company has not elected to use the fair value method for this investment.

9. Borrowings

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing VI, Inc. (“VLL”), pursuant to which VLL made a term loan to the Company in the aggregate principal amount of $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations, among others, on the Company’s ability to incur additional indebtedness; its ability to acquire, merge or consolidate with other businesses; and its ability to pay dividends on its equity securities. As of June 30, 2014, the Company was in compliance with all of its loan covenants.

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million on the earlier of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded additional interest expense of $0.1 million and $0.2 million during the three months ended June 30, 2014 and 2013, and $0.3 million and $0.4 million during the six months ended June 30, 2014 and 2013, related to the $2.0 million payment. The Company will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

The Company may voluntarily prepay all but not less than the total outstanding principal balance plus interest at any time, provided the Company is not then in default, subject to prepayment penalties. On or after January 1, 2014, a prepayment penalty in the amount of 80% of the remaining scheduled but unpaid interest through the maturity date is due upon prepayment.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In connection with the VLL Agreement, the Company issued Venture Lending & Leasing, LLC a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. In addition, debt issuance costs of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded net interest expense related to the debt discounts of $35,000 and $59,000 during the three months ended June 30, 2014 and 2013 and $77,000 and $0.1 million during the six months ended June 30, 2014 and 2013. As of June 30, 2014, the remaining unamortized amount of the debt discounts was $75,000 of which $74,000 was classified as a current debt discount.

The scheduled principal payments for the Company’s long-term debt under the VLL Agreement as of June 30, 2014 are as follows (in thousands):

Long-term Debt
Fiscal Years:
2014 (remainder)	$1,977
2015	2,827

Total	4,804
Less: unamortized discounts	(75)
Less: current portion	(4,004)

Long-term debt, net of current portion	$725

10. Commitments and Contingencies

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

Operating Leases
Fiscal Years:
2014 (remainder)	$835
2015	507
2016	130

Total	$1,472

Other commitments as of June 30, 2014 totaled approximately $7.0 million and consisted of inventory and other noncancelable purchase obligations.

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

In May 2011, Linex Technologies, Inc. (“Linex”) filed suit against the Company and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents No. 6,757,322 (“322 patent”) and RE42,219 (“219 patent”). On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the 322 and 219 patents are infringed by 802.11n products imported and sold by the Company and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and was granted by the Delaware court. On December 12, 2012, Linex amended its complaint to add a third patent, U.S. Patent No. RE43,812 (“812 patent”). The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case is now pending before the Honorable Claudia Wilken, and trial has been set for July 28, 2014. The Company filed responsive Markman brief and dispositive motions on December 9, 2013. A court-ordered mediation session was held on December 20, 2013 and a settlement was not reached during the mediation. The court held a Markman hearing on January 23, 2014. On May 20, 2014, the court entered summary judgment in favor of the defendants, finding some of the asserted patent claims invalid, and the remaining asserted patent claims not infringed. On June 18, 2014, Linex filed a notice of appeal to the Court of Appeals for the Federal Circuit. Linex’s opening appellate brief will be due on August 25, 2014. Given the appeal, there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, operating results, cash flows or financial position.

On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against the Company and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012. The case is now pending before the Honorable Leonard P. Stark. On April 29, 2013, Brocade Communications Systems tendered a request to the Company for indemnity in a related case (ReefEdge Networks v. Motorola Solutions and Brocade Communications) before the same judge in Delaware, based on our sales to Brocade and its predecessors in interest. We have accepted Brocade’s request. The court held a claim construction hearing on April 18, 2014. The court has not yet set a trial date. On July 28, 2014, the court found in a related case that the plaintiff lacked standing and dismissed that related case. In light of that ruling, the parties in the ReefEdge cases have agreed to stay all discovery, including depositions of the Company and Brocade, while the parties in the related case argue a motion for reconsideration of the dismissal. There are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. Additionally, no case-dispositive motions have been filed. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, operating results, cash flows or financial position.

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

Indemnifications — The Company’s customer agreements generally include certain provisions for indemnifying such customers against certain liabilities, including if the Company’s products infringe a third party’s intellectual property rights. From time to time, the Company receives requests for indemnification from its customers. The Company reviews these requests on a case-by-case basis and may choose to assume the defense of such litigation asserted against its customers as the Company has done with Brocade, as described above. The Company has agreed in certain circumstances to indemnify certain suppliers and service providers in connection with liabilities they may incur in connection with the provision of services to the Company. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

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

11. Common Stock

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

The relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. As of June 30, 2014, this warrant has not been exercised and was still outstanding.

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant. These common stock warrants were exercisable, had exercise prices ranging from $9.78 to $11.74. During the years ended 2011 and 2010, warrants to purchase 1,265,293 and 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 548,125 shares and 19,072 shares of common stock. There have been no exercises since 2011. The remaining warrants to purchase 2,723,957 shares of common stock expired unexercised on March 12, 2014.

12. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants.

2013 New Employee Stock Inducement Plan

On June 6, 2013, the Company’s Board of Directors approved the Company’s 2013 New Employee Stock Inducement Plan (the “2013 Plan”), under which 500,000 shares of common stock were reserved for issuance. The 2013 Plan is designed to attract new employees by providing for awards in the form of restricted stock units, restricted stock awards, stock options (which shall be nonstatutory stock options) or stock appreciation rights. As of June 30, 2014, 315,000 shares of restricted stock units have been issued, of which 65,000 shares of restricted stock units vested during the three months ended June 30, 2014. As of June 30, 2014, 185,000 shares of common stock were available for future issuance under the 2013 Plan.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Inducement Plan and Agreement and Restricted Stock Unit Plan and Agreements with Chief Executive Officer

In March 2012, the Company granted options to purchase 600,000 shares of common stock under the Inducement Stock Option Plan and Agreement, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, to Dr. Bami Bastani, Chief Executive Officer (“CEO”), as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company’s board of directors, as specified under the Listing Rules of the Nasdaq Stock Market. As of June 30, 2014, options to purchase 600,000 shares of common stock were issued and outstanding under the Inducement Stock Option Plan and Agreement and a total of 45,000 shares of restricted stock units were issued and outstanding under the Restricted Stock Unit Plans and Agreements.

Stock Incentive Plans

In March 2010, the Company’s board of directors and its stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”), effective upon the completion of the Company’s initial public offering (“IPO”) on April 6, 2010. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units and stock appreciation rights. On the first day of each of the Company’s fiscal years, beginning on January 1, 2011 and ending in 2020, the number of shares reserved for issuance under the 2010 Plan is increased by the lesser of 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or the number of shares determined by the Company’s board of directors.

The Company’s stock-based compensation expense was $1.2 million and $1.8 million during the three months ended June 30, 2014 and 2013, and was $3.2 million during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had accrued $0.1 million and $0.6 million, respectively, in accrued liabilities on the consolidated balance sheets for awards that were earned but not issued as of the balance sheet date.

Determining Fair Value of Stock Options

The Company did not grant any stock options during the six months ended June 30, 2014. The fair value of stock options granted during the three and six months ended June 30, 2013 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Summary of Assumptions — The Company did not grant any stock options during the six months ended June 30, 2014. The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Dividend rate	0%	0%
Risk-free interest rate	0.6%	0.6%
Expected life (in years)	4.0	4.1
Expected volatility	71.8%	70.9%

A summary of the Company’s stock award activity during the six months ended June 30, 2014 is presented below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2014	2,232,803	2,833,578	$4.68	7.9	$1,907
Additional options authorized	917,598	—	—
Restricted stock granted	(1,015,021)	—	—
Cancelled options	255,713	(255,713)	4.62
Restricted stock returned	321,544	—	—
Exercised options	—	(108,132)	2.95

Outstanding — June 30, 2014	2,712,637	2,469,733	$4.76	7.2	$804

Vested and expected to vest — June 30, 2014		2,033,492	$4.91	7.0	$668
Vested — June 30, 2014		1,452,500	$5.47	6.6	$390

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value of options exercised was $55,000 and $32,000 for the three months ended June 30, 2014 and 2013 and was $144,000 and $79,000 for the six months ended June 30, 2014 and 2013, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of June 30, 2014 is summarized below:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
$0.91 - $2.17	260,920	7.5	$1.67	130,531	$1.64
$2.18 - $4.33	958,164	8.0	$3.41	421,112	$3.41
$4.34 - $6.50	866,202	7.3	$4.85	528,460	$4.86
$6.51 - $19.51	384,447	4.7	$10.02	372,397	$10.02

	2,469,733	7.2	$4.76	1,452,500	$5.47

As of June 30, 2014, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $7.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants increase the amount of compensation expense that will be recorded.

Exchange Offer— On July 26, 2012, the Company commenced an offer to eligible employees to exchange options to purchase shares of the Company’s common stock outstanding on July 26, 2012, (a) which had an exercise price greater than $2.00 per share, (b) that were granted under the Company’s 2002 Stock Incentive Plan or the 2010 Plan, and (c) that did not vest upon the achievement of certain performance criteria (collectively, the “Eligible Options”). The Company’s CEO and its non-employee directors were not eligible to participate in the offer. Eligible Options tendered were exchanged for an equal number of new nonqualified stock options to be granted under the 2010 Plan (the “New Options”) following the expiration of the offer; provided, however, that certain eligible officers received a lesser number of New Options, depending on the exercise price of the Eligible Options they tendered. Options to purchase 960,443 shares of common stock (the “Exchanged Options”) were cancelled and exchanged for options to purchase 692,682 shares of common stock with a new vesting schedule of 25% vest after the first year of service, and ratably monthly over the remaining 36 months contingent upon continued employment with the Company on the date of vest. The offer expired on August 22, 2012. The New Options were granted following the expiration of the offer with an exercise price of $3.40 per share, which was the closing price of the Company’s stock as reported by the Nasdaq Global Market on August 23, 2012. This modification resulted in an incremental charge of $0.5 million, which is being amortized over the 4-year vesting period of the New Options in addition to the unamortized expense related to the Exchanged Options.

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

During the six months ended June 30, 2014, the Company issued 1,015,021 RSUs. During the six months ended June 30, 2013, the Company issued 726,227 RSUs, of which 120,000 RSUs were issued from the 2013 Plan. The Company did not issue RSAs during the six months ended June 30, 2014 and 2013. The Company recognized stock-based compensation in the amount of $0.7 million and $1.0 million for RSAs and RSUs during the three months ended June 30, 2014 and 2013 and $2.1 million and $2.0 million for RSAs and RSUs during the six months ended June 30, 2014 and 2013.

A summary of the Company’s RSU activity during the six months June 30, 2014 is presented below:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2014	1,599,720	$4.43	$6,895
Restricted stock units granted	1,015,021	4.32
Restricted stock units released	(455,237)	4.88
Restricted stock units forfeited	(196,096)	4.19

Outstanding — June 30, 2014	1,963,408	$4.23	$7,225

The majority of the RSUs that vested in the six months ended June 30, 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the six months ended June 30, 2014, 455,237 RSUs vested with an intrinsic value of approximately $1.9 million. The Company withheld 125,448 of these shares to satisfy approximately $0.5 million of employees’ minimum tax obligation on the vested RSUs. The withheld shares are returned to the share pool and are available for future grant.

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

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the three and six months ended June 30, 2014 and 2013:

	Three and Six Months Ended June 30,
	2014	2013
Dividend rate	0%	0%
Risk-free interest rate	0.1%	0.1%
Expected life (in years)	0.8	0.8
Expected volatility	51.5%	96.0%

The Company recognized compensation expense related to the ESPP in the amount of $0.1 million for each of the three months ended June 30, 2014 and 2013 and $0.3 million for each of the six months ended June 30, 2014 and 2013. The Company issued 181,108 shares of common stock during the six months ended June 30, 2014 under the ESPP. The Company had 278,900 shares of its common stock available for future issuance under the ESPP as of June 30, 2014.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$12,912	$15,102	$22,413	$29,174
United Kingdom	4,793	4,110	9,903	8,256
Rest of EMEA	2,304	3,051	4,527	5,539
Asia Pacific	2,029	2,376	4,308	5,099
Rest of Americas	1,533	1,812	3,020	3,118

Total	$23,571	$26,451	$44,171	$51,186

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2014	December 31, 2013
United States	$1,265	$1,390
India	958	1,055
United Kingdom	18	—
Japan	3	6

Total	$2,244	$2,451

14. Income Taxes

The Company’s provision for income taxes was $0.1 million and $89,000 for the three months ended June 30, 2014 and 2013 and was $0.2 million for each of the six months ended June 30, 2014 and 2013, consisting primarily of provisions for foreign income taxes.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Related-Party Transactions

In 2011, the Company invested in a private company that was considered a related party. The investee was co-founded by Dr. Vaduvur Bharghavan, who ceased being a member of the Company’s board of directors in May 2012. The total investment in this related party amounted to $1.3 million. See Note 8 for further discussion of this investment.

The Company has a reseller in Japan that is a related party by virtue of its ownership of shares of the Company’s stock during the six months ended June 30, 2014 and 2013. The total revenue from this related party amounted to $47,000 and $0.2 million for the three months ended June 30, 2014, and 2013 and $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013. Accounts receivable from the reseller were $7,000 and $5,000 as of June 30, 2014 and December 31, 2013.

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

We were founded in 2002 with the vision of enabling organizations to become All-Wireless Enterprises. We began commercial shipments of our products in 2003. Our products are sold worldwide primarily through value-added resellers, or VARs, and distributors, and have been deployed by approximately 13,250 customers worldwide.

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

Since inception, we have expended significant resources on our research and development operations. Our research and development activities were primarily conducted at our headquarters in Sunnyvale, California until 2005, when we significantly expanded our research and development operations in Bangalore, India. In 2006, we began developing products specifically to leverage the capabilities of a new wireless communication standard promulgated by the Institute of Electrical and Electronics Engineers, or IEEE, the 802.11n standard, and began commercial shipments of our 802.11n products in the second half of 2007. In July 2013, we announced an 802.11ac solution and commenced commercial shipments in the third quarter of 2013.

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

Our revenues have grown from $1.1 million in 2005 to $105.7 million in 2013 and were $44.2 million during the six months ended June 30, 2014. It is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

We have incurred losses since inception as we grow our business and invest in research and development, sales and marketing, and administrative functions. As of June 30, 2014, we had an accumulated deficit of $277.7 million.

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

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Products revenues	$34,642	$42,276
Support and services revenues	9,529	8,833
Gross margin-products and support and services	62.5%	64.1%
Loss from operations (1)	$(11,344)	$(5,209)
Cash and cash equivalents	19,413	31,954
Net cash used in operating activities	(9,484)	(1,774)
(1) Includes stock-based compensation expense of:	$3,159	$3,208

Gross margin. We monitor gross margin to measure our cost efficiencies, including primarily whether our manufacturing costs and component costs are in line with our product revenues and whether our personnel costs associated with our technical support, professional services and training teams are in line with our support and services revenues.

Net cash used in operating activities. We monitor cash flow from operations as a measure of our overall business performance. Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory and costs related to our facilities. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization, stock-based compensation expenses, accrued interest on long-term debt, and amortization of issuance costs, thereby allowing us to better understand and manage the cash needs of our business.

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

Interest Expense, Net. During the three and six months ended June 30, 2014 and 2013, interest expense, net consists primarily of interest expense on debt. As of June 30, 2014, we had $4.8 million of outstanding debt before debt discounts.

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

There have been no significant changes in our accounting policies during the six months ended June 30, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended June 30,
	2014		2013
REVENUES:
Products	$18,809	79.8%	$21,686	82.0%
Support and services	4,762	20.2	4,730	17.9
Ratable products and services	—	—	35	0.1

Total revenues	23,571	100.0	26,451	100.0

COSTS OF REVENUES:
Products	6,846	29.0	7,367	27.9
Support and services	1,955	8.3	1,888	7.1
Ratable products and services	—	—	17	0.1

Total costs of revenues	8,801	37.3	9,272	35.1

Gross margin	14,770	62.7	17,179	64.9

OPERATING EXPENSES:
Research and development	4,921	20.9	3,974	15.0
Sales and marketing	10,778	45.7	12,348	46.7
General and administrative	2,859	12.1	3,293	12.4

Total operating expenses	18,558	78.7	19,615	74.1

Loss from operations	(3,788)	(16.0)	(2,436)	(9.2)
Interest expense, net	(329)	(1.4)	(553)	(2.1)
Other income (expense), net	15	—	11	—

Loss before provision for income taxes	(4,102)	(17.4)	(2,978)	(11.3)
Provision for income taxes	136	0.6	89	0.3

Net loss	$(4,238)	(18.0)%	$(3,067)	(11.6)%

Revenues

Our total revenues decreased by $2.9 million, or 10.9%, to $23.6 million during the three months ended June 30, 2014 from $26.5 million during the three months ended June 30, 2013. This decrease was primarily the result of decreased demand for our products particularly in the United States during the three months ended June 30, 2014.

Products revenues decreased by $2.9 million, or 13.3%, to $18.8 million during the three months ended June 30, 2014 from $21.7 million during the three months ended June 30, 2013. The decrease was primarily a result of a decrease in unit shipments particularly in the United States during the three months ended June 30, 2014.

Support and services revenues increased by $32,000, or 0.7%, to $4.8 million during the three months ended June 30, 2014 from $4.7 million during the three months ended June 30, 2013. This increase in support and services revenues is a result of the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Costs of Revenue and Gross Margin

Total costs of revenues decreased by $0.5 million, or 5.1%, to $8.8 million during the three months ended June 30, 2014 from $9.3 million during the three months ended June 30, 2013. Overall gross margins, as a percentage of total revenues, decreased to 62.7% during the three months ended June 30, 2014 from 64.9% during the three months ended June 30, 2013. Our product gross margins decreased to 63.6% during the three months ended June 30, 2014 from 66.0% during the three months ended June 30, 2013. This decrease in the product gross margin during the three months ended June 30, 2014 was primarily the result of product mix. Our support and services gross margins decreased to 58.9% during the three months ended June 30, 2014 from 60.1% during the three months ended June 30, 2013. These decreases were primarily the result of our increased headcount related to customer support.

Operating Expenses

Our operating expenses decreased by $1.1 million, or 5.4%, to $18.6 million during the three months ended June 30, 2014 from $19.6 million during the three months ended June 30, 2013, but increased as a percentage of revenue from 74.1% during the three months ended June 30, 2013 to 78.7% during the three months ended June 30, 2014.

Research and Development Expenses

Research and development expenses increased by $0.9 million, or 23.8%, to $4.9 million during the three months ended June 30, 2014 from $4.0 million during the three months ended June 30, 2013. This increase is primarily the result of an increase of $0.7 million in research and development personnel costs as a result of our increased headcount and an increase of $0.1 million in travel expenses as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.6 million, or 12.7%, to $10.8 million during the three months ended June 30, 2014 from $12.3 million during the three months ended June 30, 2013. The decrease in sales and marketing expenses was the result of a decrease of $1.3 million in sales and marketing personnel costs as a result of lower headcount and a decrease of $0.2 million in stock-based compensation expense as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 13.2%, to $2.9 million during the three months ended June 30, 2014 from $3.3 million during the three months ended June 30, 2013. This decrease is the result of a decrease of $0.3 million in stock-based compensation expense and a decrease of $0.2 million in general and administrative personnel costs as compared to the same period of last year.

Interest Expense, net

Interest expense, net decreased by $0.2 million, or 40.5%, to $0.3 million during the three months ended June 30, 2014, from $0.6 million during the three months ended June 30, 2013. This decrease was primarily due to the paydown of the principal balances on our long-term debt.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Six Months Ended June 30,
	2014		2013
REVENUES:
Products	$34,642	78.4%	$42,276	82.6%
Support and services	9,529	21.6	8,833	17.3
Ratable products and services	—	—	77	0.1

Total revenues	44,171	100.0	51,186	100.0

COSTS OF REVENUES:
Products	12,721	28.8	14,684	28.7
Support and services	3,857	8.7	3,664	7.1
Ratable products and services	—	—	39	0.1

Total costs of revenues	16,578	37.5	18,387	35.9

Gross margin	27,593	62.5	32,799	64.1

OPERATING EXPENSES:
Research and development	10,373	23.5	7,662	15.0
Sales and marketing	22,407	50.7	23,768	46.4
General and administrative	6,157	14.0	6,578	12.9

Total operating expenses	38,937	88.2	38,008	74.3

Loss from operations	(11,344)	(25.7)	(5,209)	(10.2)
Interest expense, net	(707)	(1.6)	(1,163)	(2.3)
Other income, net	(1)	—	(51)	(0.1)

Loss before provision for income taxes	(12,052)	(27.3)	(6,423)	(12.6)
Provision for income taxes	248	0.5	227	0.4

Net loss	$(12,300)	(27.8)%	$(6,650)	(13.0)%

Revenues

Our total revenues decreased by $7.0 million, or 13.7%, to $44.2 million during the six months ended June 30, 2014 from $51.2 million during the six months ended June 30, 2013. This decrease was primarily the result of decreased demand for our products particularly in the United States during the six months ended June 30, 2014.

Products revenues decreased by $7.6 million, or 18.1%, to $34.6 million during the six months ended June 30, 2014 from $42.3 million during the six months ended June 30, 2013. The decrease was primarily a result of a decrease in unit shipments particularly in the United States during the six months ended June 30, 2014.

Support and services revenues increased by $0.7 million, or 7.9%, to $9.5 million during the six months ended June 30, 2014 from $8.8 million during the six months ended June 30, 2013. This increase in support and services revenues is a result of the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Costs of Revenue and Gross Margin

Total costs of revenues decreased by $1.8 million, or 9.8%, to $16.6 million during the six months ended June 30, 2014 from $18.4 million during the six months ended June 30, 2013. Overall gross margins, as a percentage of total revenues, decreased to 62.5% during the six months ended June 30, 2014 from 64.1% during the six months ended June 30, 2013. Our product gross margins decreased to 63.3% during the six months ended June 30, 2014 from 65.3% during the six months ended June 30, 2013. This decrease in the product gross margin during the six months ended June 30, 2014 was primarily the result of product mix. Our support and services gross margins increased to 59.5% during the six months ended June 30, 2014 from 58.5% during the six months ended June 30, 2013. This increase was primarily the result of increased revenues in support and services.

Operating Expenses

Our operating expenses increased by $0.9 million, or 2.4%, to $38.9 million during the six months ended June 30, 2014 from $38.0 million during the six months ended June 30, 2013. Our operating expenses increased as a percentage of revenue from 74.3% during the six months ended June 30, 2013 to 88.2% during the six months ended June 30, 2014.

Research and Development Expenses

Research and development expenses increased by $2.7 million, or 35.4%, to $10.4 million during the six months ended June 30, 2014 from $7.7 million during the six months ended June 30, 2013. This increase is primarily the result of an increase of $1.8 million in research and development personnel costs as a result of increased headcount, an increase of $0.4 million in travel expenses and an increase of $0.1 million in stock-based compensation expense as compared to the same period of last year. We continued to invest in research and development in an effort to enhance existing products as well as develop new products.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.4 million, or 5.7%, to $22.4 million during the six months ended June 30, 2014 from $23.8 million during the six months ended June 30, 2013. The decrease in sales and marketing expenses was the result of a decrease of $2.2 million in sales and marketing personnel costs as a result of lower headcount, a decrease of $0.1 million in sales and marketing program expenses, partially offset by an increase of $0.5 million in sales and marketing restructuring expenses due to a cost reduction program resulting in restructuring expenses of $0.5 million and an increase of $0.3 million in travel expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 6.4%, to $6.2 million during the six months ended June 30, 2014 from $6.6 million during the six months ended June 30, 2013. This decrease is primarily the result of a decrease of $0.4 million in general and administrative personnel costs as a result of lower headcount and a decrease of $0.3 million in stock-based compensation expense partially offset by an increase of $0.2 million in general and administrative restructuring expenses due to the function consolidation.

Interest Expense, net

Interest expense, net decreased by $0.5 million, or 39.2%, to $0.7 million during the six months ended June 30, 2014, from $1.2 million during the six months ended June 30, 2013. This decrease was primarily due to the paydown of the principal balances on our long-term debt.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from issuances of common stock and long-term debt. During the six months ended June 30, 2013, we raised $12.6 million, representing the net proceeds from the follow-on offering of our common stock after deducting underwriters’ commissions, discounts and other issuance costs.

During June 2012, we entered into a term loan and security agreement, or the VLL Term Loan Agreement, with Venture Lending and Leasing VI, Inc., or VLL, pursuant to which we borrowed an aggregate principal amount of $11.7 million before debt discounts. We repay the term loan in 39 monthly installments of principal plus accrued interest beginning on June 6, 2012 and ending on August 1, 2015. Amounts borrowed under the loan agreement bear interest per annum at a fixed rate equal to 12.0%. We may voluntarily prepay all but not less than the total outstanding principal balance plus interest at any time, provided we are not then in default, subject to prepayment penalties. A prepayment penalty in the amount of 80% of the remaining scheduled but unpaid interest through the maturity date is due if the prepayment is made on or after January 1, 2014. We will also be required to make a payment in an amount equal to $2.0 million at the earlier of (i) a change of control and (ii) September 1, 2015. As security for amounts outstanding under the loan agreement, we have granted VLL a security interest in substantially all of our assets.

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

Amounts outstanding under the VLL Term Loan Agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of June 30, 2014, the Company was in compliance with all of its loan covenants. As of June 30, 2014, we had debt outstanding under the loan in the amount of $4.8 million, before debt discounts, that bears a fixed interest rate of 12% per year.

As of June 30, 2014, we had cash and cash equivalents of $19.4 million as compared to a cash and cash equivalents balance of $30.9 million as of December 31, 2013.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been related to personnel and other operating expenditures. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Total cash used in operating activities was $9.5 million and $1.8 million during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, cash used in operating activities of $9.5 million reflected a net loss of $12.3 million and changes in our net operating assets and liabilities of $1.7 million partially offset by non-cash charges of $4.5 million. The non-cash charges were mainly comprised of $3.2 million in stock-based compensation, $0.8 million in depreciation and amortization and $0.3 million in accrued interest on long-term debt. The changes in our net operating assets and liabilities were comprised of an aggregate decrease of $4.9 million in accounts payable and accrued liabilities, a decrease of $0.9 million in deferred revenues and an increase of $0.8 million in prepaid expenses and other assets that was partially offset by a decrease of $4.3 million in accounts receivable and a decrease of $0.6 million in inventory.

During the six months ended June 30, 2013, cash used in operating activities of $1.8 million reflected a net loss of $6.7 million, partially offset by non-cash charges of $4.6 million and changes in our net operating assets and liabilities of $0.3 million during the six months ended June 30, 2013. The non-cash charges were principally comprised of $3.2 million in stock-based compensation, $0.8 million in depreciation and amortization and $0.5 million in accrued interest on long-term debt. The change in our net operating assets and liabilities was comprised of a decrease of $2.1 million in inventory, a decrease of $0.9 million in accounts receivable and an increase of $0.6 million in accounts payable, which were partially offset by a decrease of $2.0 million in accrued liabilities, a decrease of $0.8 million in deferred revenues and an increase of $0.5 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

Our investing activities solely consisted of our $0.5 million and $0.4 million in capital expenditures during the six months ended June 30, 2014 and 2013.

Cash Flows from Financing Activities

Recently, we have financed our operations primarily with proceeds from the sale of our common stock in our secondary offering, which occurred during the quarter ended March 31, 2013, issuance of common stock in conjunction with the exercise of options to purchase our stock and the incurrence of debt. As of June 30, 2014, we had outstanding debt in the amount of $4.8 million before debt discounts.

During the six months ended June 30, 2014, cash used in financing activities was $1.6 million, which was primarily comprised of payments on our long-term debt of $1.9 million and a tax payment of $0.5 million related to net share settlement of our equity awards, partially offset by proceeds from the purchases under the employee stock purchase plan of $0.5 million and proceeds from exercise of stock options of $0.3 million.

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

Contractual Obligations

There were no significant changes during the six months ended June 30, 2014 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. We are obligated to make principal and interest payments on our debt. Our long-term debt carries a fixed interest rate of 12%. As of June 30, 2014, our obligation to make principal, interest and other payments on our debt totaled $7.2 million.

As of June 30, 2014, we had operating lease obligations of $1.5 million, of which the longest remaining lease expires in 2016. Our operating lease in India is noncancelable prior to the year ending December 31, 2014 and we have the option to renew this lease for an additional five years. Our outstanding purchase commitments of $7.0 million are due within the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the six months ended June 30, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $19.4 million and $30.9 million as of June 30, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits and money market funds. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, will reduce future interest income. During the six months ended June 30, 2014, a 10% increase or decrease in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

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

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

We have incurred significant losses since our inception, including net losses of $12.3 million and $6.7 million during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, we had an accumulated deficit of $277.7 million and $265.4 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future, including through fiscal year 2014, as a result of the expenses associated with the continued development and expansion of our business. Additionally, we may also be affected by the timing of litigation defense costs. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the level of investment in sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase that profitability. As a result, our business could be harmed and our stock price could decline.

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

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. It is possible that our operating results in some periods may be below expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results are affected by a number of factors, including:

•	our sales volume;

•	fluctuations in demand for our products and services, including seasonal variations;

•	average selling prices and the potential for increased discounting of products by us or our competitors;

•	the timing of revenue recognition in any given period as a result of revenue recognition guidance under accounting principles generally accepted in the U.S.;

•	our ability to forecast demand and manage lead times for the manufacturing of our products;

•	shortages in the availability of components used in our products, including components whose manufacturing lead times have increased significantly or may increase in the future;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to develop and maintain relationships with our channel partners and to increase their sales;

•	our ability to develop and introduce new products and product enhancements that achieve market acceptance;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	changes in the regulatory environment for the certification and sale of our products;

•	changes in funding for customer technology purchases in our markets, such as policy changes in public funding of educational institutions in the United States in accordance with the Federal Communications Commission’s E-Rate program;

•	claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or the requirement to pay settlements, damages or expenses associated with any such claims, together with the costs incurred in defending such claims;

•	other claims made against us and the requirement to pay settlements, damages or expenses associated with any such claims, together with the costs incurred in defending such claims; and,

•	general economic conditions in our domestic and international markets.

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

Our primary competitors include Cisco Systems, Aruba Networks, Ruckus Wireless, Aerohive Networks, Motorola Solutions, Hewlett-Packard and Juniper Networks. We also face competition from a number of other companies, such as ADTRAN, AirTight Networks, Extreme Networks, Extricom, Ubiquiti Networks, and Xirrus. We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or our loss of, market share, any of which could seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, it could materially and adversely affect our competitive position, revenues and prospects for growth.

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

We expect increased competition as our markets continue to expand. Conditions in our markets, including the vertical markets that we serve, could change rapidly and significantly as a result of technological advancements, funding constraints or other factors. If we do not expand into different markets than the markets we serve, we may not be able to grow our business. While we monitor and research developments in unserved vertical markets, we may not be able to compete in those markets if we decide to expand our markets.

In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Cisco’s acquisition of Meraki, Motorola Solutions’ acquisition of Symbol Technologies, Hewlett-Packard’s acquisition of Colubris Networks, Juniper Networks’ acquisition of Trapeze Networks and Enterasys Networks’ acquisition by Extreme Networks. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers’ willingness to purchase from such companies.

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

For example, the Institute of Electrical and Electronics Engineers, or IEEE, recently approved a new standard, IEEE 802.11ac. This major upgrade of IEEE 802.11 technologies is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced our first 802.11ac solution. However, we may not be successful in modifying our current products or introducing new ones in a timely or appropriately responsive manner, or at all, for future technologies. If we fail to address these changes successfully, our business and operating results could be materially harmed. In addition, in June 2014, we announced that we were the first wireless networking company to receive certification from the Open Networking Foundation (ONF) OpenFlow™ Testing Conformance Program for our 802.11ac products. ONF members including us are collaborating with companies around the world to bring open networking solutions to market and are focused on software-defined networking solution development. While we are leading innovation in software-defined networking through our participation in ONF, this technology may not lead to meaningful revenue in the short term or the long term and any lack of success in this area may delay or prevent the achievement of other product development or business objectives and could harm our business.

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

We are subject to a number of industry standards established by various standards bodies, such as the IEEE, and we design our products to comply with these standards. As new industry standards emerge, we could be required to invest a substantial amount of resources to develop new products that comply with these standards. For example, we devoted a substantial amount of our research and development resources to design a virtualized WLAN solution that could optimize the performance allowed by the 802.11n standard. In addition, the IEEE recently approved a new standard, IEEE 802.11ac. This major upgrade of IEEE 802.11 technologies is intended to enable very high throughput operation for stations in Wi-Fi networks. In July 2013, we announced our first 802.11ac solution. If our products do not comply with new or changing standards that are ratified by the IEEE or other standards bodies, our ability to sell our products may be adversely affected and we may not realize the benefits of our research and development efforts. In addition, in June 2014 we announced that we were the first wireless networking company to receive certification from the Open Networking Foundation (ONF) OpenFlow™ Testing Conformance Program for our 802.11ac products. This technology may not lead to meaningful revenue in the short term or the long term and any lack of success in this area may delay or prevent the achievement of other product development or business objectives and could harm our business.

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

We derive a significant portion of our revenues from customers outside the U.S. During the six months ended June 30, 2014 and 2013, 49% and 43% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The NASDAQ Stock Market. From time to time, new accounting pronouncements and guidance are issued. For example, the Committee of Sponsoring Organizations of the Treadway Commission published an updated Internal Control-Integrated Framework and related illustrative documents in May 2013. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place a significant burden on our personnel, systems and resources.

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

Sales through our channel partners accounted for 98% of our total net revenues during both the three and six months ended June 30, 2014. Sales through our channel partners accounted for 96% of our total net revenues during the year ended December 31, 2013. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Our largest distributor customers have historically distributed a significant amount of our products worldwide. Resale of product through Westcon Group, Ingram Micro, Scansource Catalyst and SiraCom accounted for 65% of our worldwide net revenues during the six months ended June 30, 2014. Resale of product through Westcon Group, Catalyst Telecom, SiraCom and Ingram Micro accounted for 72% and 68% of our worldwide net revenues in the years ended December 31, 2013 and 2012, respectively.

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

While supplies of our components are generally available from a variety of sources, we currently depend on a single source or limited number of sources for several components used in our products. For example, the chipsets that we use in our products are currently available only from a limited number of sources, with whom neither we nor our manufacturers have entered into supply agreements. For example, a substantial portion of our access points and controllers incorporate chipsets from Broadcom. We do not have any supply agreement with Broadcom and if Broadcom is unable to deliver the products that we or our manufacturers order from them, we may not be able to ship our access points to our customers and our business would be materially and adversely affected.

We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice, could have a material adverse effect on our business. For example, a few of our access points incorporate certain technology that we license from Atheros (acquired by Qualcomm in 2011). We have entered into a license agreement with Atheros, and such license agreement automatically renews for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. In the event our license agreement with Atheros is terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources. The resulting redesign could require procuring additional licenses and incurring additional development costs, and materially and adversely affect our business.

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

As of June 30, 2014, approximately 23.6 million shares of our common stock were issued and outstanding. At that date, we had outstanding options and other rights to acquire approximately 4.6 million shares of our common stock, including stock options, restricted stock units, restricted stock and shares anticipated to be purchased under our ESPP at the next purchase date, to the extent such securities become vested and are exercised as permitted by the provisions of the plans and agreements applicable to those securities. The weighted-average exercise price for options was $4.76 per share as of June 30, 2014. In addition, on June 30, 2014, there were outstanding warrants to purchase 0.5 million shares of our common stock at a weighted average exercise price of $2.05 per share. If a substantial amount of these additional shares are issued and are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, our existing stockholders will suffer dilution of their percentage ownership of outstanding common stock.

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

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01*	Amended and Restated 2014 Management Bonus Plan	8-K	001-34659	10.01	July 28, 2014

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.CAL	XBRL Taxonomy Calculation Linkbase Document					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x

101.LAB	XBRL Taxonomy Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2014

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani
Dr. Bami Bastani
President, Chief Executive Officer and Director
(Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brian R. McDonald
Brian R. McDonald
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01*	Amended and Restated 2014 Management Bonus Plan	8-K	001-34659	10.01	July 28, 2014

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.CAL	XBRL Taxonomy Calculation Linkbase Document					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x

101.LAB	XBRL Taxonomy Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

*	Indicates management contract or compensatory plan or arrangement.