Form 10-Q
period 2014-09-30
MERU NETWORKS INC
filed 2014-10-30
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s common stock, par value $0.0005, outstanding as of October 23, 2014 was 23,799,835.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,395	$30,938
Accounts receivable, net	8,473	17,088
Inventory	5,873	7,230
Prepaid expenses and other current assets	2,098	998

Total current assets	38,839	56,254
Property and equipment, net	2,105	2,451
Goodwill	1,658	1,658
Intangible assets, net	—	140
Other assets	1,959	1,934

TOTAL ASSETS	$44,561	$62,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,478	$6,139
Accrued liabilities	10,236	12,535
Long-term debt, current portion	3,784	3,718
Deferred revenue, current portion	12,935	13,730

Total current liabilities	30,433	36,122
Long-term debt, net of current portion	—	2,797
Deferred revenue, net of current portion	6,610	5,876
Other liabilities	1,775	1,387

Total liabilities	38,818	46,182

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value - 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0005 par value - 150,000,000 shares authorized; 23,816,817 and 22,939,949 shares issued and outstanding as of September 30, 2014 and December 31, 2013	12	11
Additional paid-in capital	287,315	282,168
Accumulated other comprehensive loss	(582)	(553)
Accumulated deficit	(281,002)	(265,371)

Total stockholders’ equity	5,743	16,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,561	$62,437

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Products	$20,425	$19,634	$55,067	$61,910
Support and services	4,590	4,752	14,119	13,585
Ratable products and services	—	14	—	91

Total revenues	25,015	24,400	69,186	75,586

COSTS OF REVENUES:
Products	7,695	6,567	20,416	21,251
Support and services	1,795	1,853	5,652	5,517
Ratable products and services	—	8	—	47

Total costs of revenues*	9,490	8,428	26,068	26,815

Gross margin	15,525	15,972	43,118	48,771

OPERATING EXPENSES:
Research and development*	4,853	3,726	15,226	11,388
Sales and marketing*	10,638	12,306	33,045	36,074
General and administrative*	2,887	3,036	9,044	9,614

Total operating expenses	18,378	19,068	57,315	57,076

Loss from operations	(2,853)	(3,096)	(14,197)	(8,305)
Interest expense, net	(280)	(414)	(987)	(1,577)
Other income (expense), net	(68)	24	(69)	(27)

Loss before provision for income taxes	(3,201)	(3,486)	(15,253)	(9,909)
Provision for income taxes	130	97	378	324

Net loss	$(3,331)	$(3,583)	$(15,631)	$(10,233)

Net loss per share of common stock:
Basic and diluted	$(0.14)	$(0.16)	$(0.67)	$(0.48)

Shares used in computing net loss per share of common stock:
Basic and diluted	23,694,415	22,525,060	23,381,174	21,465,492

* Includes stock-based compensation expense (1) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs of revenues	$97	$86	$269	$185
Research and development	205	175	713	545
Sales and marketing	521	446	1,677	1,565
General and administrative	530	636	1,853	2,256

(1)	This table includes $147,000 of stock-based compensation expense related to restructuring during the nine months ended September 30, 2014.

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(3,331)	$(3,583)	$(15,631)	$(10,233)

Other comprehensive loss, net of tax: Foreign currency translation adjustment	(62)	(104)	(29)	(284)

Other comprehensive loss, net of tax	(62)	(104)	(29)	(284)

Comprehensive loss	$(3,393)	$(3,687)	$(15,660)	$(10,517)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(15,631)	$(10,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,226	1,155
Stock-based compensation	4,512	4,551
Accrued interest on long-term debt	461	673
Amortization of issuance costs	106	178
Bad debt expense (recovery)	146	(5)
Loss on disposal of fixed assets	51	—
Changes in operating assets and liabilities:
Accounts receivable	8,469	4,452
Inventory	1,357	2,688
Prepaid expenses and other assets	(1,125)	(832)
Accounts payable	(2,661)	(421)
Accrued liabilities and other liabilities	(1,760)	(987)
Deferred revenue	(61)	1,027

Net cash provided by (used in) operating activities	(4,910)	2,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(784)	(832)

Net cash used in investing activities	(784)	(832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering costs	—	12,574
Proceeds from exercise of stock options	415	249
Proceeds from employee stock purchase plan	506	358
Taxes paid related to net share settlement of equity awards	(898)	(174)
Repayment of long-term debt	(2,837)	(2,517)

Net cash provided by (used in) financing activities	(2,814)	10,490

Effect of exchange rate changes on cash and cash equivalents	(35)	(105)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,543)	11,799
CASH AND CASH EQUIVALENTS—Beginning of period	30,938	22,855

CASH AND CASH EQUIVALENTS—End of period	$22,395	$34,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$491	$825

Cash paid for income taxes	$275	$308

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2014 and December 31, 2013, the Company’s results of operations for the three and nine months ended September 30, 2014 and 2013, comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to September 30, 2014 or to the three and nine months ended September 30, 2014 and 2013 in the notes to the condensed consolidated financial statements are unaudited.

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

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in fixed-income securities with financial institutions and invests in only high-quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company works with both large and small channel partners, and generally performs ongoing credit evaluations of those customers. The Company maintains reserves for estimated potential credit losses. As of September 30, 2014, two distributor customers accounted for 49% of the Company’s net accounts receivable. As of December 31, 2013, two distributor customers accounted for 53% of the Company’s net accounts receivable. The Company usually does not require collateral on accounts receivable. As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $140,000 and $28,000.

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

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact from changes in VSOE or ESP during the three and nine months ended September 30, 2014 and 2013, nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.

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

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. The Company did not write down any of its long-lived assets as a result of impairment during the three and nine months ended September 30, 2014 and 2013.

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

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2014 is as follows (in thousands):

Nine months ended September 30,
2014
Accrued warranty balance — January 1, 2014	$1,345
Warranty costs incurred	(74)
Provision for warranty for the period	214
Adjustment to pre-existing warranties	(866)

Accrued warranty balance — September 30, 2014	$619

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued their guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for public entities for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company is currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. The Company is currently evaluating the impact of the amended guidance on its consolidated financial statements.

3. Inventory

Inventory as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Finished goods	$5,465	$6,692
Channel inventory	408	538

Inventory	$5,873	$7,230

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2014	2013
Stock awards and stock options to purchase common stock *	4,550,753	4,889,344
Common stock warrants	468,293	3,192,250

*	Includes 173,494 and 209,500 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of September 30, 2014 and 2013, respectively, based on employee enrollment.

5. Cost Reduction Program

In January 2014, the Company commenced a realignment of its resources in accordance with the evolving demands of the business. While the Company continued to invest in research and development in an effort to enhance existing products as well as develop new products, it consolidated certain functions which resulted in a restructuring cost of $0.7 million for the nine months ended September 30, 2014. As part of the plan, the Company eliminated approximately 18 positions worldwide in its research and development, sales and marketing and general and administrative functions. The restructuring costs consist primarily of severance expenses. The affected employees departed by June 30, 2014. The Company recorded the restructuring expenses in the condensed consolidated statements of operations as follows (in thousands):

Nine Months Ended
September 30, 2014
Research and development	$43
Sales and marketing	419
General and administrative	223

Total restructuring expenses	$685

The following table provides a summary of the restructuring activities included in accrued liabilities during the nine months ended September 30, 2014 (in thousands):

		Other Exit-
	Severance	Related Costs	Total
Balance at January 1, 2014	$—	$—	$—
Restructuring expenses	705	30	735
Cash payments	(356)	(5)	(361)
Stock-based compensation	(147)	—	(147)
Adjustments	(50)	—	(50)

Balance at September 30, 2014	$152	$25	$177

The restructuring costs include $147,000 of stock-based compensation expense resulting from the acceleration of vesting of 59,000 restricted stock units to two affected employees. The Company recorded a recovery of $50,000 due to adjustments to reduce accrued severance expenses during the nine months ended September 30, 2014.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The balance at September 30, 2014 represents remaining estimated costs for activities that have been incurred, but have yet to be paid, as a result of the restructuring. Payments for the remaining $0.2 million are expected to be paid by March 31, 2015.

6. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data and that require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. The Company’s cash equivalents are valued using market prices on active markets (Level I). Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from its advisors. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the nine months ended September 30, 2014 and December 31, 2013.

As of September 30, 2014, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	September 30, 2014
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

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of September 30, 2014
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(630)	$—

Total		$630	$(630)	$—

	As of December 31, 2013
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Developed technology	3 years	$630	$(490)	$140
Customer relationships	2 years	160	(160)	—

Total		$790	$(650)	$140

The Company recorded amortization expense related to these identified intangible assets in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs of products revenues	$35	$52	$140	$157
Sales and marketing	—	13	—	53

Total amortization expense	$35	$65	$140	$210

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company who served as a member of the Company’s board of directors until May 2012.

Equity investments, especially equity investments in private companies, are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment of its investments. In the event that the fair value of an investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. There were no indicators of impairment during the three and nine months ended September 30, 2014 and 2013. The Company has not elected to use the fair value method for this investment.

9. Borrowings

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing VI, Inc. (“VLL”), pursuant to which VLL made a term loan to the Company in the aggregate principal amount of $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations, among others, on the Company’s ability to incur additional indebtedness; its ability to acquire, merge or consolidate with other businesses; and its ability to pay dividends on its equity securities. As of September 30, 2014, the Company was in compliance with all of its loan covenants.

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million on the earlier of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded additional interest expense of $0.1 million and $0.2 million during the three months ended September 30, 2014 and 2013, and $0.4 million and $0.6 million during the nine months ended September 30, 2014 and 2013, related to the $2.0 million payment. The Company will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In connection with the VLL Agreement, the Company issued Venture Lending & Leasing, LLC a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. In addition, debt issuance costs of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded net interest expense related to the debt discounts of $29,000 and $54,000 during the three months ended September 30, 2014 and 2013 and $0.1 million and $0.2 million during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, the remaining unamortized amount of the debt discounts was $46,000 and was classified as a current debt discount.

The scheduled principal payments for the Company’s long-term debt under the VLL Agreement as of September 30, 2014 are as follows (in thousands):

Long-term Debt
Fiscal Years:
2014 (remainder)	$1,003
2015	2,827

Total	3,830
Less: unamortized discounts	(46)
Less: current portion	(3,784)

Long-term debt, net of current portion	$—

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

Operating Leases
Fiscal Years:
2014 (remainder)	$337
2015	512
2016	128

Total	$977

Other commitments as of September 30, 2014 totaled approximately $9.8 million and consisted of inventory and other noncancelable purchase obligations.

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

In May 2011, Linex Technologies, Inc. (“Linex”) filed suit against the Company and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents No. 6,757,322 (“322 patent”) and RE42,219 (“219 patent”). On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the 322 and 219 patents are infringed by 802.11n products imported and sold by the Company and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and was granted by the Delaware court. On December 12, 2012, Linex amended its complaint to add a third patent, U.S. Patent No. RE43,812 (“812 patent”). The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case is now pending before the Honorable Claudia Wilken, and trial has been set for July 28, 2014. The Company filed responsive Markman brief and dispositive motions on December 9, 2013. A court-ordered mediation session was held on December 20, 2013 and a settlement was not reached during the mediation. The court held a Markman hearing on January 23, 2014. On May 20, 2014, the court entered summary judgment in favor of the defendants, finding some of the asserted patent claims invalid, and the remaining asserted patent claims not infringed. On June 18, 2014, Linex filed a notice of appeal to the Court of Appeals for the Federal Circuit. On September 15, 2014, the court awarded to the defendants a portion of their attorneys’ fees spent defending against Linex’s claims. The defendants’ opening appellate brief will be due on December 3, 2014. Given the appeal, there are unresolved questions of fact and law, including those with respect to claim construction, validity and infringement. In light of these unresolved factual and legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, operating results, cash flows or financial position.

On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against the Company and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012. The case is now pending before the Honorable Leonard P. Stark. On April 29, 2013, Brocade Communications Systems tendered a request to the Company for indemnity in a related case (ReefEdge Networks v. Motorola Solutions and Brocade Communications) before the same judge in Delaware, based on our sales to Brocade and its predecessors in interest. We have accepted Brocade’s request. The parties entered into a settlement on October 16, 2014, and the case was dismissed with prejudice on October 22, 2014. The Company made no payment to ReefEdge. The Brocade case was also settled, and the Company expects the Brocade case to be dismissed with prejudice by the end of October 2014, with no payment by the Company to ReefEdge under its Brocade indemnity obligations.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Common Stock

Sale of Common Stock

On February 27, 2013, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C (the “Underwriter”), pursuant to which the Company agreed to offer and sell 3,000,000 shares of its common stock with a par value of $0.0005 per share, at a price of $4.00 per share (the “Offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase an additional 450,000 shares of the Company’s common stock to cover overallotments, which the Underwriter exercised on March 4, 2013. The Company completed the sale of 3,450,000 shares of its common stock and received $12.6 million in proceeds, net of underwriting discount, commission and other issuance costs, on March 4, 2013, which was the closing date of the Offering.

Warrants for Common Stock

As described in Note 9, the Company issued a warrant to purchase 468,293 shares of the Company’s common stock in connection with the VLL Agreement entered into in June 2012. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. As of September 30, 2014, this warrant has not been exercised and was still outstanding.

In 2009, the Company issued warrants to purchase 4,007,432 shares of common stock. During 2010, the Company issued another warrant to purchase 36,582 shares of common stock as a result of the exercise of a Series E warrant. These common stock warrants were exercisable and had exercise prices ranging from $9.78 to $11.74. During the years ended 2011 and 2010, warrants to purchase 1,265,293 and 54,764 shares were exercised utilizing a cashless exercise provision. As a result, the Company issued 548,125 shares and 19,072 shares of common stock. There have been no exercises since 2011. The remaining warrants to purchase 2,723,957 shares of common stock expired unexercised on March 12, 2014.

12. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants.

2013 New Employee Stock Inducement Plan

On June 6, 2013, the Company’s Board of Directors approved the Company’s 2013 New Employee Stock Inducement Plan (the “2013 Plan”), under which 500,000 shares of common stock were reserved for issuance. The 2013 Plan is designed to attract new employees by providing for awards in the form of restricted stock units, restricted stock awards, stock options (which shall be nonstatutory stock options) or stock appreciation rights. As of September 30, 2014, 315,000 shares of restricted stock units have been issued, of which 105,000 shares of restricted stock units vested during the nine months ended September 30, 2014. As of September 30, 2014, 185,000 shares of common stock were available for future issuance under the 2013 Plan.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Inducement Plan and Agreement and Restricted Stock Unit Plan and Agreements with Chief Executive Officer

In March 2012, the Company granted options to purchase 600,000 shares of common stock under the Inducement Stock Option Plan and Agreement, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, to Dr. Bami Bastani, Chief Executive Officer (“CEO”), as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company’s board of directors, as specified under the Listing Rules of the Nasdaq Stock Market. As of September 30, 2014, options to purchase 600,000 shares of common stock were issued and outstanding under the Inducement Stock Option Plan and Agreement and a total of 45,000 shares of restricted stock units were issued and outstanding under the Restricted Stock Unit Plans and Agreements.

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

The Company’s stock-based compensation expense was $1.4 million and $1.3 million during the three months ended September 30, 2014 and 2013, and was $4.5 million and $4.6 million during the nine months ended September 30, 2014 and 2013, respectively. As of December 31, 2013, the Company had accrued $0.6 million in accrued liabilities on the consolidated balance sheets for awards that were earned but not issued as of the balance sheet date. As of September 30, 2014, there were no similar awards accrued.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and nine months ended September 30, 2014 and 2013 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Summary of Assumptions —The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.3%	1.0%	1.3%	0.7%
Expected life (in years)	4.0	4.2	4.0	4.1
Expected volatility	73.6%	72.8%	73.6%	71.5%

The weighted average grant date fair value of the stock options granted during the three and nine months ended September 30, 2014 is $2.30.

A summary of the Company’s stock award activity during the nine months ended September 30, 2014 is presented below:

				Weighted-
			Weighted-	Average	Aggregate
	Shares	Number	Average	Remaining	Intrinsic
	Available	of Stock Options	Exercise	Contractual	Value
	for Grant	Outstanding	Price	Life (Years)	(in thousands)
Outstanding — January 1, 2014	2,232,803	2,833,578	$4.68	7.9	$1,907
Additional options authorized	917,598	—	—
Restricted stock granted	(1,435,971)	—	—
Options granted	(10,000)	10,000	4.15
Cancelled options	321,724	(321,724)	4.73
Restricted stock returned	484,526	—	—
Exercised options	—	(141,593)	2.93

Outstanding — September 30, 2014	2,510,680	2,380,261	$4.78	7.1	$897

Vested and expected to vest — September 30, 2014		2,007,190	$4.91	7.0	$761
Vested — September 30, 2014		1,556,985	$5.32	6.7	$496

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value of options exercised was $29,000 and $7,000 for the three months ended September 30, 2014 and 2013 and was $173,000 and $86,000 for the nine months ended September 30, 2014 and 2013, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of September 30, 2014 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $2.17	247,937	7.5	$1.66	135,905	$1.64
$2.18 - $4.33	920,399	8.0	$3.43	499,526	$3.42
$4.34 - $6.50	843,261	7.1	$4.84	562,494	$4.85
$6.51 - $19.51	368,664	4.6	$10.08	359,060	$10.10

	2,380,261	7.1	$4.78	1,556,985	$5.32

As of September 30, 2014, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $7.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants increase the amount of compensation expense that will be recorded.

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

The Company did not issue RSAs during the nine months ended September 30, 2014 and 2013. The Company recognized stock-based compensation in the amount of $1.0 million for RSAs and RSUs during each of the three months ended September 30, 2014 and 2013 and $3.1 million and $3.0 million for RSAs and RSUs during each of the nine months ended September 30, 2014 and 2013.

A summary of the Company’s RSU activity during the nine months ended September 30, 2014 is presented below:

	Number	Weighted	Aggregate
	of Restricted	Average Grant	Intrinsic
	Stock Units	Date Fair	Value
	Outstanding	Value	(in thousands)
Outstanding — January 1, 2014	1,599,720	$4.43	$6,895
Restricted stock units granted	1,435,971	4.23
Restricted stock units released	(783,973)	4.78
Restricted stock units forfeited	(254,720)	4.21

Outstanding — September 30, 2014	1,996,998	$4.12	$7,609

The majority of the RSUs that vested in the nine months ended September 30, 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the nine months ended September 30, 2014, 783,973 RSUs vested with an intrinsic value of approximately $3.0 million. The Company withheld 229,806 of these shares to satisfy approximately $0.9 million of employees’ minimum tax obligation on the vested RSUs. The withheld shares are returned to the share pool and are available for future grant.

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

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Dividend rate	0%	0%
Risk-free interest rate	0.1%	0.1%
Expected life (in years)	0.8	0.8
Expected volatility	51.5%	96.0%

There were no ESPP offering periods subject to valuation during the three months ended September 30, 2014 and 2013.

The Company recognized compensation expense related to the ESPP in the amount of $52,000 and $0.1 million for the three months ended September 30, 2014 and 2013 and $0.3 million and $0.4 million for the nine months ended September 30, 2014 and 2013. The Company issued 181,108 shares of common stock during the nine months ended September 30, 2014 under the ESPP. The Company had 278,900 shares of its common stock available for future issuance under the ESPP as of September 30, 2014.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$12,365	$11,373	$34,778	$40,547
United Kingdom	5,557	5,767	15,460	14,023
Rest of EMEA	2,468	2,896	6,995	8,435
Asia Pacific	2,900	2,094	7,208	7,193
Rest of Americas	1,725	2,270	4,745	5,388

Total	$25,015	$24,400	$69,186	$75,586

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2014	2013
United States	$1,239	$1,390
India	849	1,055
United Kingdom	15	—
Japan	2	6

Total	$2,105	$2,451

14. Income Taxes

The Company’s provision for income taxes was $0.1 million for each of the three months ended September 30, 2014 and 2013 and was $0.4 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively, consisting primarily of provisions for foreign income taxes.

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

The Company has a reseller in Japan that is a related party by virtue of its ownership of shares of the Company’s stock during the nine months ended September 30, 2014 and 2013. The total revenue from this related party amounted to $0.5 million and $0.1 million for the three months ended September 30, 2014 and 2013 and $0.8 million and $0.5 million for the nine months ended September 30, 2014 and 2013. Accounts receivable from the reseller were $0.2 million and $5,000 as of September 30, 2014 and December 31, 2013.

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

We were founded in 2002 with the vision of enabling organizations to become All-Wireless Enterprises. We began commercial shipments of our products in 2003. Our products are sold worldwide primarily through value-added resellers, or VARs, and distributors, and have been deployed by approximately 13,596 customers worldwide.

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

Our revenues have grown from $1.1 million in 2005 to $105.7 million in 2013 and were $69.2 million during the nine months ended September 30, 2014. It is difficult to predict our revenues in the near term. Our revenues have in the past fluctuated significantly, and may continue to fluctuate in the future. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

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

We have incurred losses since inception as we grow our business and invest in research and development, sales and marketing, and administrative functions. As of September 30, 2014, we had an accumulated deficit of $281.0 million.

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

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Products revenues	$55,067	$61,910
Support and services revenues	14,119	13,585
Gross margin-products and support and services	62%	65%
Loss from operations (1)	$(14,197)	$(8,305)
Cash and cash equivalents	22,395	34,654
Net cash provided by (used in) operating activities	(4,906)	2,246

(1) Includes stock-based compensation expense of:	$4,512	$4,551

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

Interest Expense, Net. During the three and nine months ended September 30, 2014 and 2013, interest expense, net consists primarily of interest expense on debt. As of September 30, 2014, we had $3.8 million of outstanding debt before debt discounts.

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

There have been no significant changes in our accounting policies during the nine months ended September 30, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended September 30,
	2014		2013
REVENUES:
Products	$20,425	81.7%	$19,634	80.5%
Support and services	4,590	18.3	4,752	19.5
Ratable products and services	—	—	14	—

Total revenues	25,015	100.0	24,400	100.0

COSTS OF REVENUES:
Products	7,695	30.7	6,567	26.9
Support and services	1,795	7.2	1,853	7.6
Ratable products and services	—	—	8	—

Total costs of revenues	9,490	37.9	8,428	34.5

Gross margin	15,525	62.1	15,972	65.5

OPERATING EXPENSES:
Research and development	4,853	19.4	3,726	15.3
Sales and marketing	10,638	42.5	12,306	50.4
General and administrative	2,887	11.5	3,036	12.5

Total operating expenses	18,378	73.4	19,068	78.2

Loss from operations	(2,853)	(11.3)	(3,096)	(12.7)
Interest expense, net	(280)	(1.2)	(414)	(1.7)
Other income (expense), net	(68)	(0.3)	24	0.1

Loss before provision for income taxes	(3,201)	(12.8)	(3,486)	(14.3)
Provision for income taxes	130	0.5	97	0.4

Net loss	$(3,331)	(13.3)%	$(3,583)	(14.7)%

Revenues

Our total revenues increased by $0.6 million, or 2.5%, to $25.0 million during the three months ended September 30, 2014 from $24.4 million during the three months ended September 30, 2013. This increase was primarily the result of increased demand for our products particularly in the United States during the three months ended September 30, 2014.

Products revenues increased by $0.8 million, or 4.0%, to $20.4 million during the three months ended September 30, 2014 from $19.6 million during the three months ended September 30, 2013. The increase was primarily a result of an increase in unit shipments particularly in the United States during the three months ended September 30, 2014.

Support and services revenues decreased by $0.2 million, or 3.4%, to $4.6 million during the three months ended September 30, 2014 from $4.8 million during the three months ended September 30, 2013. This decrease in support and services revenues was primarily due to a decrease in professional service revenue. As our customer base grows over time, we expect our support revenues will increase.

Costs of Revenue and Gross Margin

Total costs of revenues increased by $1.1 million, or 12.6%, to $9.5 million during the three months ended September 30, 2014 from $8.4 million during the three months ended September 30, 2013. Overall gross margins, as a percentage of total revenues, decreased to 62.1% during the three months ended September 30, 2014 from 65.5% during the three months ended September 30, 2013. Our product gross margins decreased to 62.3% during the three months ended September 30, 2014 from 66.6% during the three months ended September 30, 2013. This decrease in the product gross margin during the three months ended September 30, 2014 was primarily the result of product mix consisting of lower margin items. Our support and services gross margins marginally decreased to 60.9% during the three months ended September 30, 2014 from 61.0% during the three months ended September 30, 2013. These decreases were primarily the result of lower revenue and increased headcount in customer support.

Operating Expenses

Our operating expenses decreased by $0.7 million, or 3.6%, to $18.4 million during the three months ended September 30, 2014 from $19.1 million during the three months ended September 30, 2013, and also decreased as a percentage of revenue from 78.2% during the three months ended September 30, 2013 to 73.4% during the three months ended September 30, 2014.

Research and Development Expenses

Research and development expenses increased by $1.1 million, or 30.2%, to $4.9 million during the three months ended September 30, 2014 from $3.7 million during the three months ended September 30, 2013. This increase is primarily the result of an increase of $0.5 million in research and development personnel costs due to our increased headcount and an increase of $0.6 million in R&D project expenses as compared to the same period of last year.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.7 million, or 13.6%, to $10.6 million during the three months ended September 30, 2014 from $12.3 million during the three months ended September 30, 2013. The decrease in sales and marketing expenses was the result of a decrease of $1.5 million in sales and marketing personnel costs due to lower headcount and a decrease of $0.2 million in marketing program expenses as compared to the same period of last year.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 4.9%, to $2.9 million during the three months ended September 30, 2014 from $3.0 million during the three months ended September 30, 2013. This decrease is the result of a decrease of $0.2 million in bonus costs, a decrease of $0.1 million in stock-based compensation expense and a decrease of $0.1 million in general and administrative personnel costs partially offset by a $0.1 million increase in legal expenses as compared to the same period of last year.

Interest Expense, net

Interest expense, net decreased by $0.1 million, or 32.4%, to $0.3 million during the three months ended September 30, 2014, from $0.4 million during the three months ended September 30, 2013. This decrease was primarily due to the paydown of the principal balances on our long-term debt.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Nine Months Ended September 30,
	2014		2013
REVENUES:
Products	$55,067	79.6%	$61,910	81.9%
Support and services	14,119	20.4	13,585	18.0
Ratable products and services	—	—	91	0.1

Total revenues	69,186	100.0	75,586	100.0

COSTS OF REVENUES:
Products	20,416	29.5	21,251	28.1
Support and services	5,652	8.2	5,517	7.3
Ratable products and services	—	—	47	0.1

Total costs of revenues	26,068	37.7	26,815	35.5

Gross margin	43,118	62.3	48,771	64.5

OPERATING EXPENSES:
Research and development	15,226	22.0	11,388	15.1
Sales and marketing	33,045	47.8	36,074	47.7
General and administrative	9,044	13.1	9,614	12.7

Total operating expenses	57,315	82.8	57,076	75.5

Loss from operations	(14,197)	(20.5)	(8,305)	(11.0)
Interest expense, net	(987)	(1.4)	(1,577)	(2.1)
Other income, net	(69)	(0.1)	(27)	—

Loss before provision for income taxes	(15,253)	(22.0)	(9,909)	(13.1)
Provision for income taxes	378	0.5	324	0.4

Net loss	$(15,631)	(22.5)%	$(10,233)	(13.5)%

Revenues

Our total revenues decreased by $6.4 million, or 8.5%, to $69.2 million during the nine months ended September 30, 2014 from $75.6 million during the nine months ended September 30, 2013. This decrease was primarily the result of decreased demand for our products particularly in the United States during the nine months ended September 30, 2014.

Products revenues decreased by $6.8 million, or 11.1%, to $55.1 million during the nine months ended September 30, 2014 from $61.9 million during the nine months ended September 30, 2013. The decrease was primarily a result of a decrease in unit shipments particularly in the United States during the nine months ended September 30, 2014.

Support and services revenues increased by $0.5 million, or 3.9%, to $14.1 million during the nine months ended September 30, 2014 from $13.6 million during the nine months ended September 30, 2013. This increase in support and services revenues is a result of the renewal of support contracts by existing customers. As our customer base grows over time, we expect our support revenues will continue to increase.

Costs of Revenue and Gross Margin

Total costs of revenues decreased by $0.7 million, or 2.8%, to $26.1 million during the nine months ended September 30, 2014 from $26.8 million during the nine months ended September 30, 2013. Overall gross margins, as a percentage of total revenues, decreased to 62.3% during the nine months ended September 30, 2014 from 64.5% during the nine months ended September 30, 2013. Our product gross margins decreased to 62.9% during the nine months ended September 30, 2014 from 65.7% during the nine months ended September 30, 2013. This decrease in the product gross margin during the nine months ended September 30, 2014 was primarily the result of product mix. Our support and services gross margins increased to 60.0% during the nine months ended September 30, 2014 from 59.4% during the nine months ended September 30, 2013. This increase was primarily the result of increased revenues in support and services.

Operating Expenses

Our operating expenses increased by $0.2 million, or 0.4%, to $57.3 million during the nine months ended September 30, 2014 from $57.1 million during the nine months ended September 30, 2013. Our operating expenses increased as a percentage of revenue from 75.5% during the nine months ended September 30, 2013 to 82.8% during the nine months ended September 30, 2014.

Research and Development Expenses

Research and development expenses increased by $3.8 million, or 33.7%, to $15.2 million during the nine months ended September 30, 2014 from $11.4 million during the nine months ended September 30, 2013. This increase is primarily the result of an increase of $2.3 million in research and development personnel costs due to our increased headcount, an increase of $0.5 million in travel expenses, an increase of $0.3 million in engineering expenses, an increase of $0.2 million in stock-based compensation expense and an increase of $0.1 million in demo equipment expenses as compared to the same period of last year. We continued to invest in research and development in an effort to enhance existing products as well as develop new products.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $3.1 million, or 8.4%, to $33.0 million during the nine months ended September 30, 2014 from $36.0 million during the nine months ended September 30, 2013. The decrease in sales and marketing expenses was primarily the result of a decrease of $3.2 million in sales and marketing personnel costs due to our lower headcount, a decrease of $0.3 million in sales and marketing program expenses, partially offset by an increase of $0.2 million in training and webinar expenses and an increase of $0.2 million in travel expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 5.9%, to $9.0 million during the nine months ended September 30, 2014 from $9.6 million during the nine months ended September 30, 2013. This decrease is primarily the result of a decrease of $0.6 million in bonus cost, a decrease of $0.4 million in stock-based compensation expense, and a decrease of $0.2 million in general and administrative personnel costs due to our lower headcount.

Interest Expense, net

Interest expense, net decreased by $0.6 million, or 37.4%, to $1.0 million during the nine months ended September 30, 2014, from $1.6 million during the nine months ended September 30, 2013. This decrease was primarily due to the paydown of the principal balances on our long-term debt.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from issuances of common stock and long-term debt. During the nine months ended September 30, 2013, we raised $12.6 million, representing the net proceeds from the follow-on offering of our common stock after deducting underwriters’ commissions, discounts and other issuance costs.

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

Amounts outstanding under the VLL Term Loan Agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of September 30, 2014, the Company was in compliance with all of its loan covenants. As of September 30, 2014, we had debt outstanding under the loan in the amount of $3.8 million, before debt discounts, that bears a fixed interest rate of 12% per year.

As of September 30, 2014, we had cash and cash equivalents of $22.4 million as compared to a cash and cash equivalents balance of $30.9 million as of December 31, 2013.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been related to personnel and other operating expenditures. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Total cash used in operating activities was $4.9 million during the nine months ended September 30, 2014 compared to total cash provided by operating activities of $2.2 million during the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, cash used in operating activities of $4.9 million reflected a net loss of $15.6 million partially offset by changes in our net operating assets and liabilities of $4.2 million and non-cash charges of $6.5 million. The non-cash charges were mainly comprised of $4.5 million in stock-based compensation, $1.2 million in depreciation and amortization and $0.5 million in accrued interest on long-term debt. The changes in our net operating assets and liabilities were comprised of a decrease of $8.4 million in accounts receivable and a decrease of $1.4 million in inventory which were partially offset by an aggregate decrease of $4.4 million in accounts payable and accrued liabilities, and an increase of $1.1 million in prepaid expenses and other assets.

During the nine months ended September 30, 2013 cash provided by operating activities of $2.2 million reflected non-cash charges of $6.6 million and changes in our net operating assets and liabilities of $5.9 million, partially offset by a net loss of $10.2 million during the nine months ended September 30, 2013. The non-cash charges were principally comprised of $4.6 million in stock-based compensation, $1.2 million in depreciation and amortization and $0.7 million in accrued interest on long-term debt. The change in our net operating assets and liabilities was comprised of a decrease of $4.5 million in accounts receivable, a decrease of $2.7 million in inventory and an increase of $1.0 million in deferred revenues, which were partially offset by a decrease of $1.4 million in accounts payable and accrued liabilities and an increase of $0.8 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

Our investing activities solely consisted of our $0.8 million in capital expenditures during each of the nine months ended September 30, 2014 and 2013.

Cash Flows from Financing Activities

Recently, we have financed our operations primarily with proceeds from the sale of our common stock in our secondary offering, which occurred during the quarter ended March 31, 2013, issuance of common stock in conjunction with the exercise of options to purchase our stock and the incurrence of debt. As of September 30, 2014, we had outstanding debt in the amount of $3.8 million before debt discounts.

During the nine months ended September 30, 2014, cash used in financing activities was $2.8 million, which was primarily comprised of payments on our long-term debt of $2.8 million and taxes paid of $0.9 million related to net share settlement of our equity awards, partially offset by proceeds from purchases of common stock under the employee stock purchase plan of $0.5 million and proceeds from exercise of stock options of $0.4 million.

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

Contractual Obligations

There were no significant changes during the nine months ended September 30, 2014 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. We are obligated to make principal and interest payments on our debt. Our long-term debt carries a fixed interest rate of 12%. As of September 30, 2014, our obligation to make principal, interest and other payments on our debt totaled $6.1 million.

As of September 30, 2014, we had operating lease obligations of $1.0 million, of which the longest remaining lease expires in 2016. Our operating lease in India is noncancelable prior to the year ending December 31, 2014 and we have the option to renew this lease for an additional five years. Our outstanding purchase commitments of $9.8 million are due within the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the nine months ended September 30, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $22.4 million and $30.9 million as of September 30, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits and money market funds. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, will reduce future interest income. During the nine months ended September 30, 2014, a 10% increase or decrease in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our CEO and our chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	fluctuations in demand, including due to seasonality, for our products and services. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters; we have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future;

•	fluctuations in sales cycles, including the timing of large orders, and prices for our products and services;

•	given the long lead times for the manufacture of our products, our ability to manage and maintain an appropriate level of product inventory in order to be able to ship products ordered during a quarter;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	variation in sales channels, product costs or mix of products sold;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

•	delays in customer purchasing cycles in response to our introduction of new products or product transitions;

•	customer acceptance of new product introductions. For example, we continue to introduce new access points based on 802.11ac technology. These products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers might have recently purchased our 802.11n access points and are not ready to further invest in the newer 802.11ac technology. In addition, these target customers might not have previously purchased products based on 802.11ac technology and might not have a specific budget for the purchase of these products;

•	unpredictability in the development of core, new or adjacent markets, including the private and public cloud networking markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	our ability to execute our sales strategy focusing primarily on customers in our key verticals of education, hospitality, healthcare and enterprise;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any increase or decrease in operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	the quality and level of our execution of our business strategy and operating plan;

•	the effectiveness of our sales and marketing programs, including our ability to provide attractive incentives to our channel partners and customers through our pricing and discount programs; and,

•	our ability to derive anticipated benefits from our investments in sales, marketing, engineering or other activities.

We have incurred significant losses since inception, and could continue to incur losses in the future.

We have incurred significant losses since our inception, including net losses of $15.6 million and $10.2 million during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, we had an accumulated deficit of $281.0 million and $265.4 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future, including through fiscal year 2014, as a result of the expenses associated with the continued development and expansion of our business. Additionally, we may also be affected by the timing of litigation defense costs. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the level of investment in sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase that profitability. As a result, our business could be harmed and our stock price could decline.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. While we received $12.6 million of net proceeds from a secondary offering of our common stock in March 2013, we may need to raise substantial additional capital due to changes in business conditions or other future developments or in order to:

•	expand the commercialization of our products;

•	fund our operations;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	develop and commercialize new products;

•	service our debt obligations and avoid any restrictions on our operations that may result from a failure to do so; and,

•	acquire companies and in-licensed products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	successful implementation of, and achieving benefits from, our marketing and sales activities;

•	market acceptance of our products;

•	the rate at which the markets for our products develop;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and,

•	the market for such funding requirements and overall economic conditions.

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

We expect increased as well as new competition as our markets continue to expand. Conditions in our markets, including the vertical markets that we serve, could change rapidly and significantly as a result of technological advancements, funding constraints or other factors. We contemplate expanding our product portfolio to include private cloud and public cloud offerings targeted to the complementary small-and-medium enterprise and medium-and-large enterprise market. If we do not expand into different markets than the markets we serve, we may not be able to grow our business. While we monitor and research developments in unserved vertical markets, we may not be able to compete in those markets if we decide to expand our markets.

In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Cisco’s acquisition of Meraki and Enterasys Networks’ acquisition by Extreme Networks, as well as the currently contemplated acquisition of the Enterprise division of Motorola Solutions by Zebra Technologies Corporation. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers’ willingness to purchase from such companies.

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

As our business continues to evolve, we contemplate expanding our product portfolio to include private cloud and public cloud offerings targeted to the complementary small-and-medium enterprise and medium-and-large enterprise markets. We have limited experience in expanding into this market and our new products in this space may not meet customers’ needs. We continue to evaluate and develop products and product features to address this new market. If we fail to successfully adapt our products to the requirements of this market segment, our business and operating results could be materially harmed.

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

We could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers generally contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products.

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

Once our products are deployed within our customers’ networks, our customers depend on our support organization and our channel partners to assist in deploying and managing our products and to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, our support organization faces additional international challenges including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

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

We have historically generated a substantial portion of our revenues from sales to educational institutions. Public schools in the United States generally receive funding from local tax revenue, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. We believe that the funding for a substantial portion of our sales to educational institutions comes from federal funding, in particular the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connections costs for eligible public educational institutions. In the event that the federal government reduces the amounts dedicated to the E-Rate program in future periods, or eliminates the program completely, our sales to educational institutions may be reduced. As of July 2014, after effectively halting E-Rate program funding in February 2014, the Federal Communications Commission announced that it would fund the next two years of E-Rate for internal connections at $1 billion per year. We continue to monitor the developments in E-Rate, but there can be no assurance that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.

We derive a significant portion of our revenues from customers outside the U.S. During the nine months ended September 30, 2014 and 2013, 50% and 46% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

While we continue to evaluate disaster and business continuity risks, we have not yet implemented a complete disaster recovery plan or business continuity plan for our accounting and related information technology systems. Any disaster could therefore materially impair our ability to maintain timely accounting and reporting.

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

We believe that our business is subject to significant seasonal factors that may typically cause the first and third quarters of our fiscal year to have relatively weaker products revenues than the second and fourth fiscal quarters. We believe that this seasonality results from a number of factors, including:

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

Sales through our channel partners accounted for 98% of our total net revenues during both the three and nine months ended September 30, 2014. Sales through our channel partners accounted for 96% of our total net revenues during the year ended December 31, 2013. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Our largest distributor customers have historically distributed a significant amount of our products worldwide. Resale of product through Westcon Group, Ingram Micro, Scansource Catalyst and SiraCom accounted for 62% of our worldwide net revenues during the nine months ended September 30, 2014. Resale of product through Westcon Group, Catalyst Telecom, SiraCom and Ingram Micro accounted for 72% and 68% of our worldwide net revenues in the years ended December 31, 2013 and 2012, respectively.

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

We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice, could have a material adverse effect on our business. In the event one of our license agreements with a supplier is terminated, we may be required to redesign some of our products in order to incorporate technology from alternative sources. The resulting redesign could require procuring additional licenses and incurring additional development costs, and materially and adversely affect our business.

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

System security risks, data protection breaches and cyber-attacks could disrupt our internal operations or information technology or networking services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

A significant portion of our business operations is conducted through use of our computer network. Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Although we have implemented security systems and procedures to protect the confidential information stored on these computer systems, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of our customers or other third parties. As well, they may be able to create system disruptions, shutdowns or effect denial of service attacks, including a data protection breach or cyber-attack. We have been the subject of a denial of service attack in the past, although it did not materially affect our operations. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our networks or client computers, or otherwise exploit any security vulnerabilities, or that misappropriate and distribute confidential information stored on these computer systems. It is also possible that computer programmers and hackers could penetrate the network security of customers using our solutions. If our computer systems and servers go down at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly. Moreover, potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Any of the foregoing could further result in damage to customer confidence in our products and services, and could require us to incur significant costs to eliminate or alleviate the problem. Additionally, our ability to transact business may be affected. Such damage, expenditures and business interruption could seriously impact our business, financial condition and results of operations.

As we seek to expand our business into offering private and public cloud service offerings, these cloud services may be compromised by hackers, or if customer confidential information is accessed without authorization, our business will be harmed. Furthermore, operating an online cloud service is a new business for us and we may not have the expertise to properly manage risks related to data security and systems security. If we are unable to successfully prevent breaches of security relating to our cloud service offerings or customer private information, including customer personal identification information, management would need to spend increasing amounts of time and effort in this area, and our business would be harmed.

We are exposed to the credit risk of our VARs, distributors and customers, which could result in material losses and negatively impact our operating results.

Most of our sales are on an open credit basis, with typical payment terms of net 30 days in the U.S. and, because of local customs or conditions, longer in some markets outside the U.S. If any of our VARs, distributors or customers becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed. As we seek to expand our business into the small-and-medium enterprise and medium-and-large enterprise markets, we may take orders directly from end user customers. As such, we would have to expand our systems and processes to accommodate this direct business. We have limited history in these markets and if we are unable to adapt our business processes to confirm creditworthiness of our end user customers, our business could be harmed.

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

As of September 30, 2014, approximately 23.8 million shares of our common stock were issued and outstanding. At that date, we had outstanding options and other rights to acquire approximately 4.6 million shares of our common stock, including stock options, restricted stock units, restricted stock and shares anticipated to be purchased under our ESPP at the next purchase date, to the extent such securities become vested and are exercised as permitted by the provisions of the plans and agreements applicable to those securities. The weighted-average exercise price for options was $4.78 per share as of September 30, 2014. In addition, on September 30, 2014, there were outstanding warrants to purchase 0.5 million shares of our common stock at a weighted average exercise price of $2.05 per share. If a substantial amount of these additional shares are issued and are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, our existing stockholders will suffer dilution of their percentage ownership of outstanding common stock.

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

Dated: October 30, 2014

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