Form 10-K
period 2014-12-31
MERU NETWORKS INC
filed 2015-02-27
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Market on such date, was approximately $80,874,000. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, $0.0005 par value, as of February 17, 2015: 24,258,800.

Documents Incorporated By Reference:

Portions of the registrant’s definitive Proxy Statement related to its 2015 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MERU NETWORKS INC.

Unless the context suggests otherwise, references to “Meru”, “us”, “our”, or “we” are reference to Meru Networks, Inc. and its subsidiaries, taken as a whole.

Meru Networks, and the Meru Networks logo are registered trademarks of Meru Networks, Inc. in the United States.

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

The escalating device access demands brought on by the bring-your-own-device (“BYOD”) phenomenon, the Internet of Things (“IoT”), and the adoption of bandwidth hungry and cloud-based applications require an open, agile and intelligent approach for Wi-Fi solutions to keep businesses mobile. We offer an open and intelligent wireless architecture designed to manage enterprise access networks for maximum agility and to greatly simplify unified wired and wireless management and policy enforcement.

We were founded with the vision of enabling organizations to become All-Wireless Enterprises. We began commercial shipments of our products in 2003. Our products are sold worldwide primarily through value-added resellers, or VARs, and distributors, and have been deployed by approximately 14,000 customer installations worldwide.

Our Strategy

Our goal is to become the leading provider of mobile access networking solutions for the enterprise. Key elements of our strategy include:

•	Increasing Awareness of Our Brand and Solution — We intend to continue to promote our brand and the effectiveness of our BYOD and software-defined intelligent wireless local area network, or WLAN, solutions. We also intend to expand market awareness of the strategic benefits and cost-savings of becoming an All-Wireless Enterprise. We expect to focus our sales and marketing activities in the key markets of education, healthcare and hospitality working with both our partners and customers through targeted marketing programs.

•	Expanding Adoption across Markets — To date, we have focused on markets that have begun the transition from using wireless networks for casual use to using wireless networks for strategic advantages. These markets include education, healthcare, hospitality and other enterprises. We intend to continue to increase our sales within these markets and develop compelling solutions to help drive deeper penetration and growth in these markets. As part of this strategy, we also intend to gain access to new customers based on our leadership in software-defined networking (“SDN”) within the WLAN market. In addition, we are seeking to expand into complementary markets, such as small-and-medium enterprises, with our Meru XPress Cloud solution announced in February 2015.

•	Expanding Distribution — We intend to expand and leverage our relationships with our VARs and distributors and provide the tools necessary to extend our market penetration and geographic reach in our target vertical markets.

•	Extending Our Technological Advantage — We believe that we currently offer a mobile access and WLAN solution unlike any other widely-deployed access networking solution in the market today, with a virtualized networking architecture that is fundamentally different than the legacy networking architectures used in other solutions. We intend to enhance our position as a leader in mobile access and wireless networking through continued technological innovation, including our recent innovations in SDN and XPress Cloud.

•	Enhancing Our Solution — We plan to enhance our current solution to address our customers’ evolving application and deployment requirements. The explosion of the use of devices on our customers’ networks has substantially changed the use cases for existing networks. We intend to continue to innovate and introduce new products that address our customers’ changing needs in demanding and dynamic WLAN environments.

Our Solution

Our WLAN solution is designed to optimize the wireless enterprise network to cost-effectively deliver the performance, reliability, predictability and operational simplicity of a wired network. Our software-defined intelligent WLAN solution is designed to enable enterprise agility and simplify unified wired and wireless management and policy enforcement. These solutions represent an innovative approach to wireless networking that utilizes virtualization technology to create a wireless network that is unimpeded by the architectural deficiencies of other wireless networking solutions. Our software-defined network management platform, App Store and XPress Cloud solution are designed to greatly simplify discovery and promote use of various software applications, including applications for Wi-Fi, SDN and IoT.

Our BYOD and policy management solution automates secure guest access, BYOD on-boarding and mobile access policy enforcement for any client on any vendor’s network. Optimized for ease-of-use, our solution seeks to dramatically reduce IT workload and deliver a trouble-free end-user experience. Our BYOD solutions can be deployed on a VMware-based virtual appliance or on a Meru services appliance.

Our SDN management and security solutions provide single-console visibility and control over a Meru WLAN and any OPENFLOW™ conformant wired or wireless network. This powerful wireless network management suite helps our customers proactively identify and prevent potential issues before they cause problems for users. We have also developed a Meru App Store designed to make it easy for enterprises to discover and use Wi-Fi, SDN and IoT applications to simplify unified wired and wireless management and policy enforcement. Our network management applications can be deployed on a VMware-based virtual appliance or on a Meru services appliance.

Our XPress Cloud is a cloud hosted service designed to provide enterprises with remote management capabilities to operate their network, including functions such as configuration, monitoring and troubleshooting. XPress Cloud includes a controller-less Wi-Fi solution, a new 802.11ac enabled access point, multi-tenant architecture, guess access management capabilities, a dashboard for centralized management, potential third-party branding and a Meru hosted data center solution via a third party cloud server.

Our software-defined intelligent WLAN solution is designed to deliver the following benefits to users:

•	Reliable Access to Applications — Our solution places control of wireless connections with the network instead of the wireless device. Through our virtualization process, our solution ensures that each wireless device, whether stationary or in motion, is optimally connected to the network, and provides a reliable experience for users regardless of the device or application they are using.

•	High Performance — Our solution is designed specifically to leverage the capabilities of the ratified 802.11ac wireless communication standard; and the performance of wireless networks using our solution can surpass the performance delivered by widely-deployed wired access networks.

•	Enhanced Ability to Run Converged Applications — The performance, reliability and predictability of our solution is designed to enable a wired-like experience that allows users to access their business-critical applications, including voice, video and data, on their wireless devices. SDN support, along with our software-defined management platform with built in App Store, are designed to further simplify the management and troubleshooting of unified communications applications, such as Microsoft® Lync®.

Further, enterprises can realize the following benefits by deploying our solution:

•	Ability to Maximize the Benefits of Business-Critical Applications — Our products are designed to deliver a reliable and predictable solution that enables enterprises to run business-critical applications over a wireless network and increase the productivity of their workforces.

•	Reduced Infrastructure Costs — Our solution is designed to enable enterprises to significantly reduce their network infrastructure expenses by migrating to wireless networks from expensive-to-deploy and expensive-to-manage wired networks.

•	Lower Operational Expenses — Our software-defined WLAN solution is designed to enable enterprises to significantly reduce their network infrastructure operational expenses by making cost-efficient deployments of software applications such as SDN applications available to enterprises.

•	Efficient Scalability — Our solution has been designed to increase the network’s capacity in response to the changing needs of the enterprise by allowing enterprises to easily add access points and expand the wireless network coverage areas.

Technology

We offer intelligent wireless network solutions that are based on open standards. Our architecture is designed to give enterprises the best mobility experience whether in low density environments or in high density and bandwidth intensive environments. Our open architecture offers flexibility at each layer — access, management, policy, and application — to help enterprises scale their mobile access network.

At the network access layer, we provide controller managed access points as well as controller-less access points. Our comprehensive access point/controller offerings are designed to deliver superior coverage: on campus, in remote locations, in-room, outdoors and in very client-dense environments. Unlike other vendors who offer only a single wireless deployment mode, our virtualized RF approach gives IT departments multiple wireless deployment options designed to optimize performance, mobility and the end-user experience, based on a variety of use cases. We also provide an open interface to our controller/access points enabling network administrators to simplify deployment, to provide predictable quality of service and to provide diagnostics across a unified wired-wireless network.

At the management layer, we have a flexible solution enabling management of the network from a private cloud, a public cloud, or on-premise.

At the policy layer, we have one of the industry’s leading integrated BYOD/guest management solutions. Our Meru Connect solution can be integrated with any vendor’s wired or wireless infrastructure to help IT departments define and enforce BYOD and guest access policies. It is designed to enforce policies such as restricting users to limited domains within the intranet from their tablet, or restricting smartphones to internet and email access only. Staying true to our commitment to virtualization, we make all the policy and management solutions available on the VMWare platform. Meru Connect also allows us to address customers who have previously deployed competitors’ hardware, which we believe will give us an advantage against competitors in the current 802.11ac technology upgrade cycle.

At the application layer, our architecture is a platform providing services to support industry-specific and broad enterprise mobility solutions. We believe the real value of a WLAN has always been the business value of the applications that the employee interacts with to accomplish their job.

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

OAP433 & OAP832	AP433 & AP832	AP1010, AP1020 & AP822	AP1014 & AP122	AP110	XP8i
Parking lots, courtyards, university grounds, hotel property outdoor areas	Conference rooms, lecture halls, hospitals, stadiums	Classrooms, dormitory common areas, mid-range enterprise	In-room access for hotels and dormitories, small branch offices	Home Office	Small-and-medium enterprises, branch offices, small schools

Guest Access and BYOD

Our BYOD and policy management solutions are designed to automate secure guest access, BYOD on-boarding and mobile access policy enforcement for any client on any vendor’s network. With our focus on optimizing for ease-of-use, our solution is designed to dramatically reduce IT department workload while delivering a trouble-free end-user experience.

•	Meru Connect (previously branded as Identity Manager) is designed to simplify secure, scalable, flexible enterprise network access and identity management in dense wireless environments with a diversity of users and devices, including employees and their guests.

•	The Meru Smart Connect module is designed to give users the power to easily connect to wireless and wired networks with any device while adhering to strict IT security requirements.

•	The Meru Guest Management module is designed to provide easy-to-use, one-click self-provisioning capabilities with centralized, customizable portals for guest authentication to allow deployment of secure, scalable and flexible visitor networks to manage thousands of users.

Meru Center

Meru Center is a wireless application platform designed to enable IT departments to build, manage and monitor a more agile and open network. It unifies network applications under a single platform and permits easy activation of pre-installed network tools. Network administrators benefit from a single dashboard, consistent user interface and a single sign-on. Included within Meru Center is the recently announced Meru App Store.

The Meru App Store is expected to automate the access and deployment of Meru and third party-developed standards-based SDN applications. We expect applications in the Meru App Store to include the following:

•	Network Manager — Our Network Manager is designed to provide a comprehensive, centralized wireless management and troubleshooting system designed to lower the total cost of ownership for an organization. It provides centralized management through network visualization, configuration, wireless performance dashboards and fault management. From a single interface, IT managers can rapidly view activity details at each level of the infrastructure: controllers, access points and individual wireless devices. It offers access to real-time and cumulative performance metrics covering both individual wireless devices or access points and the network as a whole. It is a highly scalable platform representing a new approach to WLAN management, using continuous recording of key network events, as well as data collection and analysis to reduce the time spent by IT personnel troubleshooting user issues and to minimize user downtime.

•	Service Assurance Manager — Our Service Assurance Manager is designed to deliver end-to-end service assurance for the network and the applications that run on the wireless network. It creates

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

Meru XPress Cloud

XPress Cloud is our cloud hosted service designed to provide enterprises with remote management capabilities to operate their network, including functions such as configuration, monitoring and troubleshooting. XPress Cloud features include the following:

Controller-less Wi-Fi

•	Cost effective solution for small to medium enterprise that can scale from small to medium branch office deployments to distributed enterprise organizations
•	Enables secure, scalable and high performance wireless in a cost effective way
•	Easy to deploy and manage

XPress Cloud Access Point — XP8i

•	802.11ac enabled Access Point that delivers gigabit performance, security and reliability
•	Centrally managed from the Cloud
•	Access Point clustering technology automates WLAN provisioning
•	Automatic channel and power selection
•	Supports up to 4 SSID’s per Access Point

Multi-tenant Architecture

•	Support for multiple tenants
•	Secure and private data for each tenant
•	Configuration, monitoring, troubleshooting and analytics for each tenant

Guest Access Management

•	Provide customized branding experience to wireless users
•	No additional hardware or software to install or maintain
•	Support for multiple secure guest profiles
•	Fully customizable captive portal

XPress Cloud Management Dashboard

•	Cloud-based Intuitive dashboard for centralized management of Access Points
•	Real-time network-wide visibility and control
•	Scalable to thousands of Access Points
•	Seamless firmware and security upgrades
•	No single point of failure in case an Access Point goes off-line

MSP Branding

•	Enable managed service providers (MSPs) to promote their brand with end customers and provide managed and IT support services
•	Ability to customize their unique content for the partner dashboard

Data Center

•	Meru hosted solution via a third-party cloud server
•	Data Centers currently operational in North America and Europe
•	Architecture designed to be highly available and redundant

As of December 31, 2014, we have no revenues from our cloud hosted subscription services.

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

Customers

Our virtualized WLAN solution has been deployed by approximately 14,000 customer installations worldwide in various markets, including education, healthcare, hospitality, manufacturing, retail, technology, finance, government, telecom, transportation and utilities. Our solution is deployed in a wide range of enterprises, from smaller enterprises with single locations to large global enterprises.

We derived approximately 48%, 55% and 52% of our revenues from sales to customers located in the United States of America, or U.S. in the years ended December 31, 2014, 2013 and 2012, respectively, and approximately 52%, 45% and 48% of our revenues from international sales in the years ended December 31, 2014, 2013 and 2012, respectively. See the discussion of international sales and operations under “Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results” in Item 1A. “Risk Factors”. Our U.S. sales have historically included a substantial portion from K-12 school customers. Our third and fourth quarters of 2014 revenue was substantially impacted by the decision of the Federal Communications Commission to suspend its E-Rate program in 2014. See the discussion regarding E-Rate under “Our revenues may decline as a result of changes in public funding of educational institutions” in Item 1A. “Risk Factors.”

The table below lists our channel partners, sales to whom represent 10% or more of our consolidated revenues (in percentages):

	Years Ended December 31,
Major Channel Partners	2014	2013	2012
Westcon Group, Inc.	26%	26%	25%
Siracom, Inc.	15	14	19
Scansource Catalyst, Inc.	11	14	13
Ingram Micro, Inc.	*	18	11

*	Less than 10%

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

Our sales force manages sales within each of our geographic territories. As of December 31, 2014, we had sales personnel located in the Americas, Europe, Middle East and Africa, or EMEA, and the Asia Pacific regions. We operate in one reportable segment. Our marketing activities consist primarily of demand generation, product marketing, website operations, technology conferences, trade shows, seminars and events, advertising, promotions and public relations. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets.

We believe that there can be significant seasonal factors that may cause the first quarter of our fiscal year to have relatively weaker products revenues than the second, third and fourth fiscal quarters. See the discussion of seasonality under “Overview” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more complete description of the factors contributing to seasonal variation in our business.

Research and Development

Our continued investment in research and development is critical to our business. We have assembled a team of engineers with expertise in various fields, including networking technologies, applications, wireless communications and network and systems management. Our research and development team is primarily based in Sunnyvale, California and Bangalore, India. We staff our development projects with engineers from all of our research and development locations and operate our research and development team as an integrated unit. We have invested significant time and financial resources into the development of our System Director Operating System and related software and hardware products. We plan to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. In the years ended December 31, 2014, 2013 and 2012, our research and development operating expenses were $19.8 million, $15.7 million and $15.1 million.

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

Competition

The wireless networking market is highly competitive and continually evolving. We believe that we compete primarily on the basis of providing a comprehensive solution that delivers high-performing, reliable and predictable wireless networking solutions in a cost-effective manner. We believe other principal competitive factors in our market include the ability to provide quality customer service and support, the ease with which a wireless network can be initially deployed and scaled to meet an enterprise’s needs, the interoperability of a wireless network with a wide range of devices, the ability to provide appropriate levels of security, the ability to bundle wireless products with other networking offerings, and the breadth of our product offerings. We believe we generally compete favorably with our competitors; however, many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, more products and services and substantially greater financial, technical and other resources.

Our primary competitors include Cisco Systems, primarily through its wireless networking business unit and its cloud business unit, Aruba Networks, Ruckus Wireless, Aerohive Networks, Hewlett-Packard and Juniper Networks. We also face competition from a number of other companies, such as ADTRAN, AirTight Networks, Extreme Networks, Extricom, Motorola Solutions, Ubiquiti Networks, and Xirrus.

Intellectual Property

We believe our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

Patents and Patent Applications. We have been granted 30 U.S. patents, which will expire beginning 2025 through 2030. We have 38 non-provisional patent applications pending in the U.S. Patent and Trademark Office. We expect to file additional patent applications from time to time. We do not know whether any of our outstanding patent applications will result in the issuance of a patent, and even if additional patents are ultimately issued, the examination process may require us to narrow our claims. Our issued patents are intended to protect certain of our core technologies, but these patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, the exact effect of having a patent cannot be predicted with certainty.

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

Employees

As of December 31, 2014, we had 381 employees in offices across the Americas, EMEA and Asia Pacific regions, of which 191 employees are located outside the United States. None of our employees were represented by a union or covered by a collective bargaining agreement as of December 31, 2014. We consider our employee relations to be good and have never experienced a work stoppage.

Environmental Laws

Certain aspects of our products and operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Compliance with environmental laws and regulations across multiple jurisdictions is complex and could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We did not incur any capital expenditures for environmental control facilities in fiscal year 2014, and none are currently planned for fiscal year 2015.

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

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile global economic environment, particularly in the U.S. and Europe, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. A significant portion of our quarterly sales typically occurs during the last month of the quarter, often within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred recently and at other times in the past, or if the guidance we provide to the market falls below the expectations of investors or securities analysts, as has occurred recently and at other times in the past, the price of our common stock could decline substantially. For example, in January 2015, we preannounced results for fourth quarter revenues that were lower than originally forecast. Following such preannouncement, the market price of our stock declined nearly 21% the following trading day. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

•

customer acceptance of new product introductions. For example, we continue to introduce new access points based on 802.11ac technology, including the wall plate access point in November 2014. These new products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers might have recently purchased our 802.11n access points and are not ready to further invest in the newer 802.11ac technology. In addition, these target customers might not have previously purchased products based on 802.11ac technology and might not have a specific budget for the purchase of these products;

•	unpredictability in the development of core, new or adjacent markets, including the cloud networking market with respect to our new XPress Cloud product;

•	the timing of product releases or upgrades by us or by our competitors;

•	our ability to execute our sales strategy focusing primarily on customers in our key verticals of education, hospitality, healthcare and enterprise;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any increase or decrease in operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	the quality and level of our execution of our business strategy and operating plan;

•	the effectiveness of our sales and marketing programs, including our ability to provide attractive incentives to our channel partners and customers through our pricing and discount programs; and,

•	our ability to derive anticipated benefits from our investments in sales, marketing, engineering or other activities

We have incurred significant losses since inception, and could continue to incur losses in the future.

We have incurred significant losses since our inception, including net losses of $20.9 million, $12.4 million and $31.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $286.3 million. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future, including through fiscal year 2015, as a result of the expenses associated with the continued development and expansion of our business. In January 2015, we announced cost and expense reductions and we reduced the approximate range of quarterly revenues necessary to reach operating break-even. However, we will continue to incur operating losses if we do not achieve such quarterly revenues. If we continue to incur operating losses, we may be required to further restructure the business in the future, including further cost and expense reductions. Additionally, we may also be affected by the timing of litigation defense costs. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the level of investment in sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase that profitability. As a result, our business could be harmed and our stock price could decline.

The announcement of our engagement of Deutsche Bank as our financial advisor to explore strategic options could adversely affect our business, financial condition, and results of operations.

Our announcement that we have retained Deutsche Bank as our exclusive financial advisor to explore strategic options, including, but not limited to, strategic partnering of our technology and possible sale or merger of Meru, could disrupt our business and create uncertainty about our prospects as a stand-alone entity. This could have an adverse effect on our business, financial condition, and results of operations, regardless of whether a strategic transaction is completed. These risks to our business include:

•	diversion of significant management time and resources towards the investigation or completion of a strategic transaction;

•	difficulties developing and maintaining relationships with customers and other business partners; and

•	impairment of our ability to attract and retain key personnel and other employees.

In addition, there can be no assurance whether or when any strategic transaction will be undertaken or thereafter consummated, and, even if a transaction is consummated, there can be no assurance as to whether or to what degree such a transaction will be successful in maximizing value to our stockholders.

Fluctuations in our revenues and operating results could cause the market price of our common stock to decline.

Our revenues and operating results are difficult to predict, even in the near term. Our historical operating results have in the past fluctuated significantly, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. It is possible that our operating results in some periods may be below expectations. This would likely cause the market price of our common stock to decline. For example, in January 2015 we preannounced results for fourth quarter revenues that were lower than originally forecast and also announced a restructuring to reduce our operating break-even revenues. Following such preannouncement, the market price of our stock declined nearly 21% the following trading day. If we do not achieve future quarterly revenues in the revenue range for operating break-even, we will continue to incur operating losses which will continue to decrease our cash and our business may be harmed. If we continue to incur operating losses, we may be required to further restructure the business, including further cost and expense reductions. In addition to the other risk factors listed in this section, our operating results are affected by a number of factors, including:

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

Further, as a result of customer buying patterns, historically we have received a substantial portion of a quarter’s sales orders and generated a substantial portion of a quarter’s revenues during the last two weeks of the quarter. If expected revenues at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our inability to deliver products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to properly manage inventory to meet demand, or our inability to release new products on schedule, our revenues for that quarter could be materially and adversely affected and could fall below market expectations. For example, near the end of the fourth quarter of 2014, some of our key customers delayed purchases of our products that were originally forecast for that quarter. As a result, our revenues were lower than originally forecast. Following our January 2015 preannouncement of our revenues, the market price of our stock declined nearly 21% the following trading day.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our cash and cash equivalents balance at December 31, 2014 was $14.9 million. While as a result of expense reductions commenced in January 2015 we have reduced the range of quarterly revenues to reach operating break- even, we will continue to incur operating losses if we do not achieve quarterly revenues in that reduced revenue range. Operating losses will continue to decrease our cash and we may have to delay product development efforts and/or our customers may be hesitant to continue to do business with us, in which case our business would be harmed. We may need to raise substantial additional capital due to changes in business conditions or other future developments or in order to:

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

We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, as we did in March 2013, our stockholders would experience dilution. The holders of new equity securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders, including the issuance of warrants which would cause further overhang for potential shares outstanding. If we do not have, or are not able to obtain, sufficient funds, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. In addition, we believe that the maintenance of cash balances at a level deemed adequate by our customers and potential customers is necessary to maintain and grow the level of our product sales. The unavailability of additional funding on acceptable terms could also result in our delaying development or commercialization of our products or licensing third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize in-house. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets (including our equity investment in a third party company), or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce sales, marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

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

Competitors are likely to attempt to compete against us by raising with customers uncertainty regarding our business and prospects as a result of our announcement that we have retained Deutsche Bank as our exclusive financial advisor to explore strategic options, including, but not limited to, strategic partnering of our technology and possible sale or merger of Meru.

Our primary competitors include Cisco Systems, Aruba Networks, Ruckus Wireless, Aerohive Networks, Motorola Solutions, Hewlett-Packard and Juniper Networks. We also face competition from a number of other companies, such as ADTRAN, AirTight Networks, Extreme Networks, Extricom, Ubiquiti Networks, and Xirrus. In addition, as we expand our business with our XPress Cloud offering, we expect to be competing with other companies who offer cloud-based networking products in addition to the competitors above. Some of these other companies include private and start-up companies, while companies such as Cisco Systems offers cloud-based products through its Meraki products. We have limited to no experience in offering cloud-based solutions. We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or our loss of, market share, any of which could seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, it could materially and adversely affect our competitive position, revenues and prospects for growth.

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

We expect increased as well as new competition as our markets continue to expand. Conditions in our markets, including the vertical markets that we serve, could change rapidly and significantly as a result of technological advancements, funding constraints or other factors. We expanded our product portfolio in February 2015 to include XPress Cloud, a cloud offering targeted to the complementary small-and-medium enterprise and medium-and-large enterprise market. If we do not expand into different markets than the markets we serve, we may not be able to grow our business. While we monitor and research developments in unserved vertical markets, we may not be able to compete in those markets if we decide to expand our markets.

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

While our core large enterprise business continues to mature and growth rates in this market increasingly continue to decrease, we have expanded our addressable market to include small-and-medium enterprises. In February 2015, we launched XPress Cloud, a cloud offering targeted to these small-and-medium enterprises. In 2014, we also announced new software applications to complement our current products. We have limited experience in the small-and-medium enterprise market and our new products in this space may not meet customers’ needs. We continue to evaluate and develop products and product features to address this new market. If we fail to successfully adapt our products to the requirements of this market segment, our business and operating results could be materially harmed.

If we are unable to hire, integrate and retain qualified personnel, our business will suffer.

Our success is substantially dependent upon the continued service and performance of our management team. All of our executive officers are at-will employees, and therefore may terminate employment with us at any time. The loss of the service of any member of our management team, or any other key employee, may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. In January 2015, we announced a restructuring of our business, which included a reduction of headcount from 381 to approximately 350. This reduction of headcount included members of executive management and other key employees. Remaining employees may be uncertain about the prospects of our business and attrition from remaining employees, including key management employees, may increase. If we continue to lose the services of key employees, including in the near term, our business would be harmed.

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

For instance, in response to declining growth rates in our core large enterprise business, we expanded our addressable market to include small-and-medium enterprises. In February 2015, we launched XPress Cloud, a cloud offering targeted to these small-and-medium enterprises. In 2014, we also announced new software applications to complement our current products. If we fail to successfully adapt our products to the requirements of this market segment, our business and operating results could be materially harmed.

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

Our research and development efforts relating to new products and technologies are time-consuming, costly and complex. In January 2015, we announced a restructuring of the business, including a reduction of workforce headcount which affected our research and development team. With our reduced resources in research and development, we may not be able to develop new products for our markets. Even if we do expend a significant amount of resources on research and development, our efforts may not lead to the successful introduction of products that are competitive in the marketplace, and this could materially and adversely affect our business and operating results.

Our WLAN solution incorporates complex technology and may contain defects or errors, which could cause harm to our reputation and adversely affect our business.

Our WLAN solution incorporates complex technology and must operate with a significant number and types of wireless devices running new and complex applications in a variety of environments utilizing different wireless communication industry standards. Our products have contained and may in the future contain defects or errors. In many cases, these defects or errors have delayed the introduction of new products or software updates. Some errors in our products may only be discovered after a product has been installed and used by customers. These issues are most prevalent when new products or new updates or upgrades are introduced. As use cases for our products continue to evolve with an increasing number of devices and applications, such as video streaming, connecting to our wireless networks, our solution may experience increased number of software defects or bugs, as well as increased network instability. Any errors or defects discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, damage to our brand and reputation, diversion of engineering resources, and increased service and warranty cost, any of which could materially and adversely affect our business and operating results.

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

We have historically generated a substantial portion of our revenues from sales to educational institutions. Public schools in the United States generally receive funding from local and state tax and bond revenue, and from federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. We believe that the funding for a substantial portion of our sales to educational institutions comes from federal funding, in particular the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connections costs for eligible public educational institutions. In the event that the federal government reduces the amounts dedicated to the E-Rate program in future periods, or eliminates the program completely, our sales to educational institutions may be reduced. As of July 2014, after effectively halting E-Rate program funding in February 2014, the Federal Communications Commission announced that it would fund the next two years of E-Rate for internal connections at approximately $1 billion per year. We currently expect federal E-Rate funds disbursements to schools to recommence starting in July 2015. We continue to monitor the developments in E-Rate, but there can be no assurance that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.

We derive a significant portion of our revenues from customers outside the U.S. During the years ended December 31, 2014, 2013 and 2012, 52%, 45% and 48% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

In February 2015, we launched Meru XPress Cloud, our cloud wireless networking service targeted to the small-and-medium enterprise market. As we seek to expand our business with cloud service offerings, these cloud services may be compromised by hackers, or if customer confidential information is accessed without authorization, our business will be harmed. While we believe we have taken prudent measures with respect to customer data and data security, operating an online cloud service is a new business for us and we may not have the expertise to properly manage risks related to data security and systems security. If we are unable to successfully prevent breaches of security relating to our cloud service offerings or customer private information, including customer personal identification information, management would need to spend increasing amounts of time and effort in this area, and our business would be harmed.

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

We have a limited patent and trademark portfolio. To date, we have not applied for patent or trademark protection outside of the U.S. In 2014, we filed 19 patent applications in the U.S., compared to 6 in the prior year. While we plan to continue to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

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

While our core large enterprise business continues to mature and growth rates in this market continue to decrease, we have expanded our addressable market to include small-and-medium enterprises with the launch of XPress Cloud, an offering targeted to the small-and-medium enterprise market. In 2014, we also announced new software applications to complement our current products. If we fail to successfully adapt our products to the requirements of this complementary market segment, our business and operating results could be materially harmed.

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

We believe that our business is subject to significant seasonal factors that may typically cause the first quarter of our fiscal year to have relatively weaker products revenues than the second, third and fourth fiscal quarters. We believe that this seasonality results from a number of factors, including:

•	customers with a December 31 fiscal year end may choose to spend remaining budgets before their year end resulting in a positive impact on our product revenues in the fourth quarter of our fiscal year;

•	the structure of our direct sales compensation program may provide additional financial incentives to our sales personnel for exceeding their annual goals; and,

•	many of our education customers have procurement and deployment cycles that can result in stronger order flow in our second fiscal quarter than in other quarters, subject to the availability of traditional funding sources, such as the E-Rate program in the United States.

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

Sales through our channel partners accounted for 97%, 96% and 94% of our total net revenues during the years ended December 31, 2014, 2013 and 2012, respectively. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Our largest distributor customers have historically distributed a significant amount of our products worldwide. Resale of product through Westcon Group, Scansource Catalyst and SiraCom accounted for 52% of our worldwide net revenues in the year ended December 31, 2014 . Resale of product through Westcon Group, Catalyst Telecom, SiraCom and Ingram Micro accounted for 72% and 68% of our worldwide net revenues in the years ended December 31, 2013 and 2012, respectively.

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

In addition, we are currently subject to the lawsuits involving patent infringement as set forth under Note 12, Commitments and Contingencies, in Item 8 of Part II of this Annual Report on Form 10-K. Although no assurance may be given, we believe that we are not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, operating results, cash flows or financial position. We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined that we do not have material exposure, or we are unable to develop a range of reasonably possible losses.

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

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs are subject to limitations arising from previous ownership changes and it is possible that the recent March 2013 secondary stock offering could result in an ownership change. In addition, if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. As a consequence, we may not be able to utilize a material portion of our NOLs. At December 31, 2014, we had federal and state net operating loss carryforwards of approximately $163.8 million and $119.9 million, respectively, which begin to expire in 2022 and 2015, respectively.

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

As of December 31, 2014, approximately 24.1 million shares of our common stock were issued and outstanding. At that date, we had outstanding options and other rights to acquire approximately 4.6 million shares of our common stock, including stock options, restricted stock units, restricted stock and shares anticipated to be purchased under our ESPP at the next purchase date, to the extent such securities become vested and are exercised as permitted by the provisions of the plans and agreements applicable to those securities. The weighted-average exercise price for options was $4.81 per share as of December 31, 2014. In addition, on December 31, 2014, there were outstanding warrants to purchase 0.5 million shares of our common stock at a weighted average exercise price of $2.05 per share. If a substantial amount of these additional shares are issued and are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, our existing stockholders will suffer dilution of their percentage ownership of outstanding common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM  2. PROPERTIES

Our principal administrative, research and development, sales and marketing, and customer support office space is located in approximately 44,000 square feet leased facility in Sunnyvale, California. This lease was renewed in December 2014 and expires in March 2020. We also lease approximately 35,000 square feet for a research and development facility in Bangalore, India pursuant to a lease that expires in November 2016, which was noncancellable prior to 2014. We have the option to renew the Bangalore lease for an additional five years. In addition, we lease office space for sales offices and test facilities at various locations throughout the world under operating leases. These leases expire at various dates. We believe our facilities are either suitable and adequate for our needs for at least the next 12 months or that suitable and adequate additional or alternative space will be reasonably available to accommodate foreseeable expansion of our operations.

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

In May 2011, Linex Technologies, Inc. (“Linex”) filed suit against us and Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patents No. 6,757,322 (“322 patent”) and RE42,219 (“219 patent”). On June 2, 2011, the United States International Trade Commission (“ITC”) instituted a Section 337 Investigation, based on Linex’s complaint that the 322 and 219 patents were infringed by 802.11n products imported and sold by us and by Hewlett-Packard, Apple, Aruba Networks, and Ruckus Wireless. The case in Delaware was stayed due to the pending ITC Investigation. Linex subsequently withdrew its ITC complaint and moved to lift the stay of the Delaware litigation, which was not opposed by the defendants and was granted by the Delaware court. On December 12, 2012, Linex amended its complaint to add a third patent, U.S. Patent No. RE43,812. The defendants filed a motion to transfer the case to the Northern District of California, which was granted by the Delaware court on January 7, 2013. The case was pending before the Honorable Claudia Wilken, and trial was set for July 28, 2014. We filed a responsive Markman brief and dispositive motions on December 9, 2013. The court held a Markman hearing on January 23, 2014. On May 20, 2014, the court entered summary judgment in favor of the defendants, finding some of the asserted patent claims invalid, and the remaining asserted patent claims not infringed. On June 18, 2014, Linex filed a notice of appeal to the Court of Appeals for the Federal Circuit. On September 15, 2014, the court awarded to the defendants a portion of their attorneys’ fees spent defending against Linex’s claims. On January 14, 2015, we reached a settlement with Linex that included a perpetual covenant not to sue us or our customers on any Linex patents. As part of the settlement, Linex dismissed its infringement claims, and we dismissed our counterclaims, with prejudice. The Court signed an order dismissing the cases with prejudice on January 15, 2015.

On August 15, 2012, ReefEdge Networks, LLC (“ReefEdge”) filed suit against us and CDW (an IT reseller) and filed suits separately against CDW and various other defendants, including Cisco Systems, Aruba Networks, Dell Computer, and Ruckus Wireless in the United States District Court for the District of Delaware, asserting infringement of U.S. Patent No. 6,633,761; U.S. Patent No. 6,975,864; and U.S. Patent No. 7,197,308. We filed our answer to the complaint on October 8, 2012. The case was pending before the Honorable Leonard P. Stark. On April 29, 2013, Brocade Communications Systems tendered a request to us for indemnity in a related case (ReefEdge Networks v. Motorola Solutions and Brocade Communications) before the same judge in Delaware, based on our sales to Brocade and its predecessors in interest. We accepted Brocade’s request. The court held a claim construction hearing on April 18, 2014. The parties entered into a settlement on October 16, 2014, and the case was dismissed with prejudice on October 22, 2014. We made no payment to ReefEdge. The Brocade case was also settled, and was dismissed with prejudice on November 3, 2014, with no payment by us to ReefEdge under the Brocade indemnity obligations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Our common stock has been traded on the NASDAQ Global Market under the symbol “MERU” since it began trading on March 31, 2010. At February 2, 2015, there were 102 stockholders of record of our common stock.

The following table sets forth the high and low closing prices by quarter for fiscal years 2014 and 2013:

	High	Low
Fiscal Year 2014
First Quarter	$4.81	$4.12
Second Quarter	$4.85	$3.42
Third Quarter	$4.18	$3.42
Fourth Quarter	$4.16	$3.46
Fiscal Year 2013
First Quarter	$6.75	$2.25
Second Quarter	$6.70	$3.41
Third Quarter	$5.29	$3.27
Fourth Quarter	$4.31	$2.99

Stock Performance Graph and Cumulative Total Return

The following graph shows a comparison from March 31, 2010 through December 31, 2014 of the cumulative total return on our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph and table assume that $100 was invested on March 31, 2010 in Meru Networks, Inc. common stock, the NASDAQ Composite Index and the NASDAQ Computer Index with the reinvestment of all dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 57 Month Cumulative Total Return*

Among Meru Networks, Inc., the NASDAQ Composite Index, and

the NASDAQ Computer Index

*	$100 invested on March 31, 2010 in stock or index, including reinvestment of dividends Fiscal year ended December 31.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2014. All outstanding awards relate to our common stock.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Purchase Rights under Employee Stock Purchase Plan and Vesting of Restricted Stock	Weighted Average Exercise Price of Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders (1)	4,284,797	$4.88	2,331,806
Equity compensation plans not approved by security holders (2)	810,000	$4.62	185,000

Total equity compensation plans	5,094,797	$4.81	2,516,806

(1)	Prior to our Initial Public Offering, or IPO, we issued securities under our 2002 Stock Incentive Plan. Following our IPO, we issued securities under our 2010 Stock Incentive Plan, or 2010 Plan, and our 2010 Employee Stock Purchase Plan, or ESPP.

(2)	For our Chief Executive Officer, we issued securities under an Inducement Stock Option Plan and Agreement, a Service-Based Restricted Stock Unit Plan and Agreement and a Performance-Based Restricted Stock Unit Plan and Agreement. We also issued securities under our 2013 New Employee Stock Inducement Plan, or the 2013 Plan.

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

In March 2012, we granted to Dr. Bami Bastani, President and CEO, options to purchase 600,000 shares of common stock under an Inducement Stock Option Plan and Agreement, 50,000 shares of restricted stock units under a Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under a Performance-Based Restricted Stock Unit Plan and Agreement, each of which are separate from the 2010 Plan, as a material inducement to Dr. Bastani’s acceptance of employment with us. The grants were approved by our board of directors, as specified under the Listing Rules of the Nasdaq Stock Market. The 50,000 shares of restricted stock units under a Performance-Based Restricted Stock Unit Plan were cancelled by fiscal 2014.

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

Recent Sales of Unregistered Securities

For the year ended December 31, 2014, we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter and fiscal year 2014.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except for share and per share amounts)
Consolidated Statement of Operations Data
Revenues:
Products	$71,950	$87,179	$80,770	$74,279	$63,197
Support and services	18,941	18,476	16,561	12,957	10,479
Ratable products and services	—	92	179	3,235	11,328

Total revenues	90,891	105,747	97,510	90,471	85,004

Costs of revenues:
Products	27,629	30,260	28,879	26,415	22,060
Support and services	7,472	7,148	6,463	4,581	2,297
Ratable products and services	—	47	103	1,863	6,021

Total costs of revenues *	35,101	37,455	35,445	32,859	30,378

Gross margin	55,790	68,292	62,065	57,612	54,626

Operating expenses
Research and development *	19,844	15,719	15,053	13,966	12,399
Sales and marketing *	43,336	49,628	58,759	47,688	33,483
General and administrative *	11,688	12,856	14,844	14,779	10,462
Litigation reserve	—	—	2,350	7,250	—

Total operating expenses	74,868	78,203	91,006	83,683	56,344

Loss from operations	(19,078)	(9,911)	(28,941)	(26,071)	(1,718)
Interest expense, net	(1,242)	(2,010)	(1,656)	(253)	(813)
Other income (expense), net	(40)	(2)	58	41	(33,821)

Loss before provision for income taxes	(20,360)	(11,923)	(30,539)	(26,283)	(36,352)
Provision for income taxes	519	443	549	411	254

Net loss	$(20,879)	$(12,366)	$(31,088)	$(26,694)	$(36,606)

Net loss per share of common stock:
Basic and diluted	$(0.89)	$(0.57)	$(1.73)	$(1.54)	$(3.06)

Shares used in computing net loss per share of common stock:
Basic and diluted	23,525,868	21,800,236	17,968,034	17,377,503	11,981,170

*	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Costs of revenues	$353	$301	$320	$346	$197
Research and development	929	839	1,126	1,131	767
Sales and marketing	2,081	2,309	2,714	2,217	985
General and administrative	2,384	3,097	3,389	2,480	1,896

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$14,881	$30,938	$22,855	$40,259	$67,269
Working capital	3,547	20,132	16,171	30,952	52,642
Total assets	42,730	62,437	54,189	66,843	84,368
Total debt, excluding convertible promissory notes	2,803	6,515	9,696	—	2,808
Total stockholders’ equity	2,097	16,255	9,593	32,471	49,918

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

Overview

We serve customers around the world by delivering high performance intelligent Wi-Fi solutions that are designed to deliver an extraordinary mobility experience, including for enterprises in high density and bandwidth intensive environments, as well as for small-and-medium enterprises. Our best-of-breed mobile access and virtualized Wi-Fi solutions are designed to be easy to deploy, operate and expand for our customers’ ever-changing mobility requirements. Our products are designed to enable enterprises to migrate their business-critical applications from wired networks to wireless networks, and become what we refer to as All-Wireless Enterprises. We offer a wireless architecture designed to manage enterprise access networks for maximum flexibility and mobility.

We were founded in 2002 with the vision of enabling organizations to become All-Wireless Enterprises. We began commercial shipments of our products in 2003. Our products are sold worldwide primarily through value-added resellers, or VARs, and distributors, and have been deployed by approximately 14,000 customer installations worldwide. We employ a sales force that is responsible for managing sales within each geographic territory in which we market and sell our products.

We outsource the manufacturing of our hardware products, including all of our access points and controllers, to original design manufacturers and contract manufacturers. We also outsource the warehousing and delivery of our products to a third-party logistics provider in the United States for worldwide fulfillment.

Since inception, we have expended significant resources on our research and development operations. Our research and development activities were primarily conducted at our headquarters in Sunnyvale, California until 2005, when we significantly expanded our research and development operations in Bangalore, India. In 2006, we began developing products specifically to leverage the capabilities of a new wireless communication standard promulgated by the Institute of Electrical and Electronics Engineers, or IEEE, the 802.11n standard, and began commercial shipments of our 802.11n products in the second half of 2007. In July 2013, we announced an 802.11ac solution and commenced commercial shipments in the third quarter of 2013. In February 2015, we launched XPress Cloud which is a new cloud service intended to serve the complementary small-and-medium enterprise market.

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

Our revenues have grown from $1.1 million in 2005 to $90.9 million in 2014. It is difficult to predict our revenues in the near term. Our revenues have recently and in the past fluctuated significantly, and may continue to fluctuate in the future. In 2014, our revenues declined by $14.9 million compared to 2013. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

In addition, we believe that there can be significant seasonal factors that may cause the first quarter of our fiscal year to have relatively weaker products revenues than the second, third and fourth fiscal quarters. We believe that this seasonality results from a number of factors, including:

•	customers with a December 31 fiscal year end may choose to spend remaining budgets before their year end resulting in a positive impact on our products revenues in the fourth quarter of our fiscal year;

•	the structure of our direct sales compensation program may provide additional financial incentives to our sales personnel the exceed their annual goals resulting in additional sales in the fourth quarter;

•	the timing of our annual training for the entire sales force in our first fiscal quarter combined with the above fourth quarter factors can potentially cause our first fiscal quarter to be seasonally weak; and,

•	many of our education customers have procurement and deployment cycles that can result in stronger order flow in our second fiscal quarter than other quarters as a result of the timing of customer funding.

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

We have incurred losses since inception as we grow our business and invest in research and development, sales and marketing, and administrative functions. As of December 31, 2014, we had an accumulated deficit of $286.3 million.

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

	Fiscal Years or as of Fiscal Years Ended
	2014	2013	2012
	(dollars in thousands)
Products revenues	$71,950	$87,179	$80,770
Support and services revenues	18,941	18,476	16,561
Gross margin	61%	65%	64%
Loss from operations (1)	$(19,078)	$(9,911)	$(28,941)
Cash and cash equivalents	14,881	30,938	22,855
Net cash used in operating activities	(11,688)	(345)	(25,371)
(1) Includes stock-based compensation expense of:	$5,747	$6,546	$7,549

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

•

Ratable Products and Services Revenues –We had no ratable products and services revenue in 2014. Prior to January 1, 2009, we recognized ratable products and services revenues from sales of our products and services in circumstances where vendor-specific objective evidence of selling price (VSOE) for support services being provided could not be segregated from the value of the entire sales arrangement, or where we provided technical support or unspecified software upgrades outside of contractual terms. In these cases, revenues were deferred and recognized ratably over either the economic life of the product or the contractual period. As of January 1, 2009, we established VSOE for support services for all our channel partners and customers, and we no longer offer support outside of contractual terms, and therefore, we were able to recognize products revenues and support and services revenues separately.

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

Interest Expense, Net. For 2014, 2013 and 2012, interest expense, net consists primarily of interest expense on debt. As of December 31, 2014, we had $2.8 million of outstanding debt before debt discounts.

Other Income (Expense), Net. Other income (expense), net consists primarily of gains and losses on foreign currency transactions.

Major Channel Partners

We sell products and services directly to our channel partners, including VARs and distributors. The following table sets forth our channel partners representing greater than 10% of revenues in the periods presented (in percentages):

	Years Ended December 31,
Major Channel Partners	2014	2013	2012
Westcon Group, Inc.	26%	26%	25%
Siracom, Inc.	15	14	19
Scansource Catalyst, Inc.	11	14	13
Ingram Micro, Inc.	*	18	11

*	Less than 10%

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

During the years ended December 31, 2014, 2013 and 2012, we recorded bad debt expense of $148,000, $30,000 and $44,000. We collected previously written-off bad debt expense of $2,000, $8,000 and $54,000 during the years ended December 31, 2014, 2013 and 2012. Write-offs of previously reserved bad debts were approximately $34,000, $8,000 and $110,000 during the years ended December 31, 2014, 2013 and 2012.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2014, 2013 and 2012, we have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Since inception, we have incurred operating losses, and, accordingly, we have not recorded a provision for income taxes for any of the periods presented other than foreign and state provisions for income tax. Accordingly, there have not been significant changes to our provision for income taxes during the years ended December 31, 2014, 2013 or 2012, and we do not expect any significant changes until we are no longer incurring losses.

As of December 31, 2014, we had federal net operating loss carryforwards of $163.8 million and state net operating loss carryforwards of $119.9 million. We also had federal and state research credit carryforwards of $4.5 million and $5.0 million and foreign tax credits of $1.1 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2022 and 2018, respectively, and the state net operating loss carry forwards began expiring in certain jurisdictions in 2015. Utilization of these net operating losses and credit carryforwards is subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and state and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future, including, for example, as a result of the shares issued in our initial public offering aggregated with certain other sales of our stock before or after the offering.

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

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2014		2013
REVENUES:
Products	$71,950	79.2%	$87,179	82.4%
Support and services	18,941	20.8	18,476	17.5
Ratable products and services	—	—	92	0.1

Total revenues	90,891	100.0	105,747	100.0

COSTS OF REVENUES:
Products	27,629	30.4	30,260	28.6
Support and services	7,472	8.2	7,148	6.8
Ratable products and services	—	—	47	—

Total costs of revenues*	35,101	38.6	37,455	35.4

Gross margin	55,790	61.4	68,292	64.6

OPERATING EXPENSES:
Research and development*	19,844	21.8	15,719	14.9
Sales and marketing*	43,336	47.7	49,628	46.9
General and administrative*	11,688	12.9	12,856	12.2

Total operating expenses	74,868	82.4	78,203	74.0

Loss from operations	(19,078)	(21.0)	(9,911)	(9.4)
Interest expense, net	(1,242)	(1.4)	(2,010)	(1.9)
Other expense, net	(40)	—	(2)	—

Loss before provision for income taxes	(20,360)	(22.4)	(11,923)	(11.3)
Provision for income taxes	519	0.6	443	0.4

Net loss	$(20,879)	(23.0)%	$(12,366)	(11.7)%

*	The following table sets forth the stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013
Costs of revenues	$353	$301
Research and development	929	839
Sales and marketing	2,081	2,309
General and administrative	2,384	3,097

Revenues

Our total revenues decreased by $14.9 million, or 14.0%, to $90.9 million in 2014, from $105.7 million in 2013. This decrease was primarily the result of the suspension of the Federal Communications Commission’s E-Rate program, which subsidized the purchase of approved telecommunications, Internet access, and internal connections costs for our eligible public educational institution customers, and due to lower demand of our products from a major customer in the US. After effectively halting E-Rate program funding in February 2014, the Federal Communications Commission announced that it would fund, starting in July 2015, the next two years of E-Rate for internal connections at approximately $1 billion per year.

Products revenues. Products revenues decreased by $15.2 million, or 17.5%, to $72.0 million in 2014, from $87.2 million in 2013. The decrease was primarily a result of decrease in unit shipments primarily due to the suspension of the E-Rate program.

Support and services revenues. Support and services revenues increased by $0.5 million, or 2.5%, to $18.9 million in 2014, from $18.5 million in 2013. The increase in support and services revenues was primarily due to adding new customers for support and services while maintaining renewals from existing customers.

Ratable products and services revenues. Ratable products and services revenues decreased to zero in 2014, from $92,000 in 2013. This ratable revenue was being amortized from transactions initiated prior to 2009, declined over time and the related deferred revenue balance was fully depleted as of December 31, 2013.

Costs of Revenue and Gross Margin

Total costs of revenues decreased by $2.4 million, or 6.3%, to $35.1 million in 2014 from $37.5 million in 2013. Overall gross margins, as a percentage of total revenues, decreased to 61.4% in 2014 from 64.6% in 2013. Our product gross margins, as a percentage of product revenues, decreased to 61.6% in 2014 from 65.3% in 2013. This decrease in the product gross margin was primarily the result of higher excess and obsolescence reserve on inventories in 2014 and product mix of lower margin items partially offset by an adjustment to release warranty accrual based on lower than expected failure rates. Our support and services gross margins, as a percentage of support and services revenues, decreased to 60.6% in 2014 from 61.3% in 2013. This decrease in the support and services gross margin was primarily the result of under-absorbed higher support and service cost due to higher personnel expense.

Operating Expenses

Our operating expenses decreased by $3.3 million, or 4.3%, to $74.9 million in 2014 from $78.2 million in 2013. Our operating expenses increased as a percentage of revenue from 74.0% in 2013 to 82.4% in 2014.

Research and Development Expenses

Research and development expenses increased by $4.1 million, or 26.2%, to $19.8 million in 2014 from $15.7 million in 2013. This increase is primarily the result of an increase of $2.3 million in research and development personnel costs as a result of increased headcount to expand our product portfolio, an increase of $0.4 million in travel expenses, an increase of $0.4 million in facility and allocation costs, an increase of $0.2 million in equipment related costs, an increase of $0.6 million in engineering and software expenses and an increase of $0.1 million in stock-based compensation expense as compared to 2013.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $6.3 million, or 12.7%, to $43.3 million in 2014 from $49.6 million in 2013. In 2014, we continued to take steps to bring our sales and marketing expenses in line with our revenue expectations. This resulted in a decrease of $5.9 million in sales and marketing personnel costs as a result of lower headcount, a decrease of $0.2 million in stock-based compensation expense and a decrease of $0.1 million in travel expenses as compared to 2013.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 9.1%, to $11.7 million in 2014 from $12.9 million in 2013. This decrease is primarily the result of a decrease of $0.9 million in general and administrative personnel costs, a decrease of $0.7 million in stock-based compensation expense, partially offset by an increase of $0.2 million in legal fees as compared to 2013.

Interest Expense, Net

Interest expense, net decreased by $0.8 million, or 38.2%, to $1.2 million in 2014, from $2.0 million in 2013. This decrease is primarily due to a result of a tapering down interest expense related to the $12.0 million loan agreement entered into with Venture Lending and Leasing VI, Inc., or VLL, in June 2012. See the discussion of the arrangements with VLL under “Liquidity and Capital Resources.”

Provision for Income Taxes

Our provision for income taxes increased by $0.1 million, or 17.2%, to $0.5 million in 2014 from $0.4 million in 2013. This increase in the provision for income taxes was due to higher operating income in our international entities.

Year ended December 31, 2013 compared to the year ended December 31, 2012

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2013		2012
REVENUES:
Products	$87,179	82.4%	$80,770	82.8%
Support and services	18,476	17.5	16,561	17.0
Ratable products and services	92	0.1	179	0.2

Total revenues	105,747	100.0	97,510	100.0

COSTS OF REVENUES:
Products	30,260	28.6	28,879	29.6
Support and services	7,148	6.8	6,463	6.7
Ratable products and services	47	—	103	0.1

Total costs of revenues*	37,455	35.4	35,445	36.4

Gross margin	68,292	64.6	62,065	63.6

OPERATING EXPENSES:
Research and development*	15,719	14.9	15,053	15.4
Sales and marketing*	49,628	46.9	58,759	60.3
General and administrative*	12,856	12.2	14,844	15.2
Litigation reserve	—	—	2,350	2.4

Total operating expenses	78,203	74.0	91,006	93.3

Loss from operations	(9,911)	(9.4)	(28,941)	(29.7)
Interest expense, net	(2,010)	(1.9)	(1,656)	(1.7)
Other income (expense), net	(2)	—	58	0.1

Loss before provision for income taxes	(11,923)	(11.3)	(30,539)	(31.3)
Provision for income taxes	443	0.4	549	0.6

Net loss	$(12,366)	(11.7)%	$(31,088)	(31.9)%

*	The following table sets forth the stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012
Costs of revenues	$301	$320
Research and development	839	1,126
Sales and marketing	2,309	2,714
General and administrative	3,097	3,389

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

Operating Expenses

Our operating expenses decreased by $12.8 million, or 14.1%, to $78.2 million in 2013 from $91.0 million in 2012. Our operating expenses decreased as a percentage of revenue from 93.3% in 2012 to 74.0% in 2013.

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

During June 2012, we entered into a term loan and security agreement with VLL, or the VLL Term Loan Agreement, pursuant to which we borrowed an aggregate principal amount of $11.7 million before debt discounts. We repay the term loan in 39 monthly installments of principal plus accrued interest beginning on June 6, 2012 and ending on August 1, 2015. Amounts borrowed under the loan agreement bear interest per annum at a fixed rate equal to 12.0%. We may voluntarily prepay the term loan in full by tendering a cash payment equal to the sum of: (i) the accrued and unpaid interest on the term loan as of the date of the prepayment; (ii) the unpaid principal balance of the term loan as of the date of the prepayment, and (iii) the interest that would have accrued and been payable from the date of the prepayment through the stated date of maturity of such term loan had it remained outstanding and been paid in accordance with the terms of the related note multiplied by 0.80. We will also be required to make a payment in an amount equal to $2.0 million at the earlier of (i) a change of control and (ii) September 1, 2015. As security for amounts outstanding under the loan agreement, we have granted VLL a security interest in substantially all of our assets.

The VLL Term Loan Agreement contains customary affirmative and negative covenants. Pursuant to the terms of the loan agreement, and subject to certain exceptions, we are not permitted, without VLL’s prior written consent, among other things, to:

•	incur additional indebtedness except for specified permitted indebtedness;

•	incur any liens on our property, except for specified permitted liens;

•	change our business from that in which we were engaged or reasonably related businesses at the time of the loan agreement;

•	merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with any person, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person; or,

•	pay any dividends or make any distributions on our equity securities or repurchase any of our equity, except we may pay dividends payable solely in common stock and may repurchase securities from employees and consultants in a limited manner.

Amounts outstanding under the VLL Term Loan Agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of December 31, 2014 and 2013, the Company was in compliance with all of its loan covenants. As of December 31, 2014, we had debt outstanding under the loan in the amount of $2.8 million, before debt discounts, that bears a fixed interest rate of 12% per year.

As of December 31, 2014, we had cash and cash equivalents of $14.9 million as compared to $30.9 million as of December 31, 2013.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been related to personnel-related and other operating expenditures as well as increased accounts receivable and accounts payable due to the growth and expansion of our business. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Total cash used in operating activities was $11.7 million, $0.3 million and $25.4 million in fiscal years 2014, 2013 and 2012, respectively.

Cash used in operating activities of $11.7 million in 2014 reflected a net loss of $20.9 million, partially offset by non-cash charges of $8.2 million and changes in our net operating assets and liabilities of $1.0 million. The non-cash charges were mainly comprised of $5.7 million in stock-based compensation, $1.6 million in depreciation and amortization and $0.6 million in accrued interest on long-term debt. The changes in our net operating assets and liabilities were comprised of a net decrease of $3.6 million in accrued liabilities and other liabilities and an increase of $1.8 million in inventory that was partially offset by a decrease of $5.1 million in accounts receivable.

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

Cash Flows from Investing Activities

The cash used in investing activities of $0.9 million in 2014 solely consisted of capital expenditures.

The cash used in investing activities of $1.4 million in 2013 solely consisted of capital expenditures.

Our investing activities in 2012 consisted of our short-term investments, capital expenditures and the payment of remaining earnouts from our acquisition of Identity Networks. The cash provided by investing activities of $2.8 million in 2012 reflected $5.0 million in proceeds from the maturities of short-term investments that was partially offset by $1.9 million of capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our common stock in our initial public offering and our secondary offering, which occurred during the year ended December 31, 2013, issuance of common stock in conjunction with the exercise of options to purchase our stock, the sale of convertible preferred stock, the incurrence of debt and the use of our line of credit facility. As of December 31, 2014, we had outstanding debt in the amount of $2.8 million before debt discounts.

Cash used in financing activities was $3.3 million in 2014, which was primarily comprised of payments on our long-term debt of $3.8 million, partially offset by net proceeds from the issuance of common stock due to the exercise of stock options, releases of restricted stock and purchases under the employee stock purchase plan of $0.5 million.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
	(in thousands)
Contractual Obligations:
Principal and interest and other payments on debt (1)	$4,955	$—	$—	$4,955
Operating lease obligations	989	3,458	1,475	5,922
Purchase commitments	6,940	—	—	6,940

Total	$12,884	$3,458	$1,475	$17,817

(1)	Our long-term debt carries a fixed interest rate of 12%. As of December 31, 2014, our obligation to make principal, interest and other payments on our debt totaled $5.0 million.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Debt and Interest

As of December 31, 2014 and 2013, the principal amount of our long-term debt before debt discounts was $2.8 million and $6.7 million, respectively. During 2014, a 10% appreciation or depreciation in the prime rate would not have a material impact on our interest expense.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for public entities for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. We are currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued their guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. We are currently evaluating the impact of the amended guidance on its consolidated financial statements.

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

Foreign Currency Risk

Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $14.9 million and $30.9 million as of December 31, 2014 and 2013, respectively. These amounts were held primarily in cash deposits and money market funds. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During 2014, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the four quarters in the years ended December 31, 2014 and 2013. In management’s opinion, the data below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarters Ended
Fiscal Year 2014	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	Unaudited
	(in thousands, except share and per share data)
Net revenues	$21,705	$25,015	$23,571	$20,600
Gross margin	$12,672	$15,525	$14,770	$12,823
Loss before income taxes	$(5,107)	$(3,201)	$(4,102)	$(7,950)
Net loss	$(5,248)	$(3,331)	$(4,238)	$(8,062)
Net loss per share of common stock:
Basic and diluted	$(0.22)	$(0.14)	$(0.18)	$(0.35)
Shares used in per share calculations:
Basic and diluted	23,955,231	23,694,415	23,373,165	23,069,260

	Quarters Ended
Fiscal Year 2013	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	Unaudited
	(in thousands, except share and per share data)
Net revenues	$30,161	$24,400	$26,451	$24,735
Gross margin	$19,521	$15,972	$17,179	$15,620
Loss before income taxes	$(2,014)	$(3,486)	$(2,978)	$(3,445)
Net loss	$(2,133)	$(3,583)	$(3,067)	$(3,583)
Net loss per share of common stock:
Basic and diluted	$(0.09)	$(0.16)	$(0.14)	$(0.18)
Shares used in per share calculations:
Basic and diluted	22,793,555	22,525,060	22,268,180	19,570,769

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

We have audited the accompanying consolidated balance sheets of Meru Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meru Networks, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

February 27, 2015

MERU NETWORKS, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,881	$30,938
Accounts receivable, net of allowance for doubtful accounts of $140 and $28 as of December 31, 2014 and 2013	11,891	17,088
Inventory	8,982	7,230
Prepaid expenses and other current assets	1,502	998

Total current assets	37,256	56,254
Property and equipment, net	1,879	2,451
Goodwill	1,658	1,658
Intangible assets, net	—	140
Other assets	1,937	1,934

TOTAL ASSETS	$42,730	$62,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,902	$6,139
Accrued liabilities	10,223	12,535
Long-term debt, current portion	2,803	3,718
Deferred revenue, current portion	12,781	13,730

Total current liabilities	33,709	36,122
Long-term debt, net of current portion	—	2,797
Deferred revenue, net of current portion	6,886	5,876
Other liabilities	38	1,387

Total liabilities	40,633	46,182

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0005 par value — 5,000,000 authorized as of December 31, 2014 and December 31, 2013; no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock, $0.0005 par value — 150,000,000 shares authorized as of December 31, 2014 and December 31, 2013; 24,100,160 and 22,939,949 shares issued and outstanding as of December 31, 2014 and December 31, 2013	12	11
Additional paid-in capital	289,023	282,168
Accumulated other comprehensive loss	(688)	(553)
Accumulated deficit	(286,250)	(265,371)

Total stockholders’ equity	2,097	16,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,730	$62,437

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
REVENUES:
Products	$71,950	$87,179	$80,770
Support and services	18,941	18,476	16,561
Ratable products and services	—	92	179

Total revenues	90,891	105,747	97,510

COSTS OF REVENUES:
Products	27,629	30,260	28,879
Support and services	7,472	7,148	6,463
Ratable products and services	—	47	103

Total costs of revenues*	35,101	37,455	35,445

Gross margin	55,790	68,292	62,065

OPERATING EXPENSES:
Research and development*	19,844	15,719	15,053
Sales and marketing*	43,336	49,628	58,759
General and administrative*	11,688	12,856	14,844
Litigation reserve	—	—	2,350

Total operating expenses	74,868	78,203	91,006

Loss from operations	(19,078)	(9,911)	(28,941)
Interest expense, net	(1,242)	(2,010)	(1,656)
Other income (expense), net	(40)	(2)	58

Loss before provision for income taxes	(20,360)	(11,923)	(30,539)
Provision for income taxes	519	443	549

Net loss	$(20,879)	$(12,366)	$(31,088)

Net loss per share of common stock:
Basic and diluted	$(0.89)	$(0.57)	$(1.73)

Shares used in computing net loss per share of common stock:
Basic and diluted	23,525,868	21,800,236	17,968,034

* Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2014	2013	2012
Costs of revenues	$353	$301	$320
Research and development	929	839	1,126
Sales and marketing	2,081	2,309	2,714
General and administrative	2,384	3,097	3,389

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(20,879)	$(12,366)	$(31,088)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(135)	(255)	(101)

Other comprehensive loss, net of tax	(135)	(255)	(101)

Comprehensive loss	$(21,014)	$(12,621)	$(31,189)

See notes to consolidated financial statements

MERU NETWORKS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE — January 1, 2012	17,674,552	$9	$254,576	$(197)	$(221,917)	$32,471
Issuance of common stock warrants	—	—	384	—	—	384
Issuance of common stock under the employee stock purchase plan	356,388	—	566	—	—	566
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock, net of shares withheld for employee taxes	433,028	—	(188)	—	—	(188)
Stock-based compensation	—	—	7,549	—	—	7,549
Net loss	—	—	—	—	(31,088)	(31,088)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(101)	—	(101)

BALANCE — December 31, 2012	18,463,968	9	262,887	(298)	(253,005)	9,593
Issuance of common stock, net of offering costs of $1,226	3,450,000	2	12,572	—	—	12,574
Issuance of common stock under the employee stock purchase plan	397,080	—	786	—	—	786
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock, net of shares withheld for employee taxes	628,901	—	(13)	—	—	(13)
Stock-based compensation	—	—	5,936	—	—	5,936
Net loss	—	—	—	—	(12,366)	(12,366)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(255)	—	(255)

BALANCE — December 31, 2013	22,939,949	11	282,168	(553)	(265,371)	16,255
Issuance of common stock under the employee stock purchase plan	344,350	—	971	—	—	971
Issuance of common stock upon exercise of vested stock options and vesting of restricted stock, net of shares withheld for employee taxes	815,861	1	(475)	—	—	(474)
Stock-based compensation	—	—	6,359	—	—	6,359
Net loss	—	—	—	—	(20,879)	(20,879)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(135)	—	(135)

BALANCE — December 31, 2014	24,100,160	$12	$289,023	$(688)	$(286,250)	$2,097

See notes to consolidated financial statements.

MERU NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(20,879)	$(12,366)	$(31,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,553	1,551	1,211
Stock-based compensation	5,747	6,546	7,549
Accrued interest on long-term debt	555	839	631
Amortization of debt issuance costs	128	226	169
Net provision for (recovery of) bad debt	146	22	(10)
Loss on disposal of fixed assets	51	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,050	(2,089)	(1,991)
Inventory	(1,753)	1,622	(2,304)
Prepaid expenses and other assets	(532)	(128)	220
Accounts payable	1,758	3,112	(2,706)
Accrued liabilities and other liabilities	(3,573)	(995)	903
Deferred revenue	61	1,315	2,045

Net cash used in operating activities	(11,688)	(345)	(25,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(909)	(1,403)	(1,942)
Proceeds from maturities of short-term investments	—	—	5,000
Net cash paid in purchase of business	—	—	(300)

Net cash (used in) provided by investing activities	(909)	(1,403)	2,758

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering costs	—	12,574	—
Proceeds from long-term debt, net of issuance costs	—	—	11,489
Proceeds from employee stock purchase plan	971	786	566
Proceeds from exercise of stock options	497	255	74
Taxes paid related to net share settlement of equity awards	(971)	(268)	(262)
Repayment of long-term debt	(3,840)	(3,407)	(1,578)

Net cash (used in) provided by financing activities	(3,343)	9,940	10,289

Effect of exchange rate changes on cash and cash equivalents	(117)	(109)	(80)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,057)	8,083	(12,404)
CASH AND CASH EQUIVALENTS — Beginning of year	30,938	22,855	35,259

CASH AND CASH EQUIVALENTS — End of year	$14,881	$30,938	$22,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$626	$1,045	$659

Cash paid for income taxes	$438	$610	$319

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with debt financing	$—	$—	$384

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

Basis of Presentation — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Meru and its wholly owned subsidiaries. The Company has wholly owned subsidiaries in India, Japan, Netherlands, Canada, Singapore, United Kingdom, Hong Kong, Germany and Sweden. These subsidiaries, except for the Netherland’s subsidiary, use their local currency as their functional currency. All intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for estimated potential credit losses. As of December 31, 2014, three distributor customers accounted for 39% of the Company’s net accounts receivable. As of December 31, 2013, two distributor customers accounted for 53% of the Company’s net accounts receivable. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $140,000 and $28,000, respectively.

No end customer accounted for more than 10% of the Company’s net revenues in the years ended December 31, 2014, 2013 or 2012.The Company relies on its channel partners for end customer information. The Company’s channel partners representing greater than 10% of net revenues for the periods presented were as follows (in percentages):

	Years Ended December 31,
Major Channel Partners	2014	2013	2012
Westcon Group, Inc.	26%	26%	25%
Siracom, Inc.	15	14	19
Scansource Catalyst, Inc.	11	14	13
Ingram Micro, Inc.	*	18	11

*	Less than 10%

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may consist of cash on hand, balances with banks, and highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit and corporate debt securities.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency — The Company’s non-U.S. subsidiaries in India, Japan, Canada, Singapore, United Kingdom, Hong Kong, Germany and Sweden use the local currency as their functional currency. The assets and liabilities of the non-U.S. subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. Transaction gains and losses were not material during the years ended December 31, 2014, 2013 and 2012.

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

Advertising Costs — The Company expenses advertising costs as incurred. The Company incurred advertising costs of $53,000, $71,000 and $0.7 million during the years ended December 31, 2014, 2013 and 2012, which is included within sales and marketing expense on the consolidated statements of operations.

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

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact during 2014, nor does the Company currently expect a material impact in the near term, from changes in VSOE or ESP.

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

Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. The Company has not incurred any impairment expense related to its long-lived assets during the years ended December 31, 2014, 2013 or 2012.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test in June 2014 and determined that its goodwill was not impaired. As of December 31, 2014, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2014, 2013 and 2012. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

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

Stock-Based Compensation — Compensation costs related to employee stock awards that were either granted or modified during the years ended December 31, 2014, 2013 and 2012 are based on the fair value of the awards on the date of grant or modification, net of estimated forfeitures. The Company calculates the fair value of its restricted stock based on the fair market value on the date of grant. The Company determines the grant date fair value of its options and shares under its employee stock purchase plan using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of the respective option grants.

Research and Development Costs — Research and development costs are expensed as incurred.

Software Development Costs — The costs to develop software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. During the years ended December 31, 2014, 2013 and

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012, the Company recorded bad debt expense of $148,000, $30,000 and $44,000. The Company collected previously written-off bad debt expense of $2,000, $8,000 and $54,000 during the years ended December 31, 2014, 2013 and 2012. Write-offs of previously reserved bad debts were approximately $34,000, $8,000 and $110,000 during the years ended December 31, 2014, 2013 and 2012.

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

Accrued warranty, which is included in accrued liabilities on the consolidated balance sheets, is summarized for the years ended December 31, 2014, 2013 and 2012 as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Accrued warranty balance — beginning of period	$1,345	$870	$662
Warranty costs incurred	(104)	(101)	(182)
Provision for warranty for the period	218	576	390
Adjustment to pre-existing warranties	(866)	—	—

Accrued warranty balance — end of period	$593	$1,345	$870

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2014, the FASB issued their guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. The Company is currently evaluating the impact of the amended guidance on its consolidated financial statements.

3. Inventory

Inventory as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31, 2014	December 31, 2013
Finished goods	$8,521	$6,692
Channel inventory	461	538

Inventory	$8,982	$7,230

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

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2014	2013	2012
Stock awards and stock options to purchase common stock*	4,626,504	4,628,668	4,498,964
Common stock warrants	468,293	3,192,250	3,192,250

*	Includes 289,515, 195,370 and 171,070 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of December 31, 2014, 2013 and 2012, respectively, based on employee enrollment.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Cost Reduction Program

In January 2014, the Company commenced a realignment of its resources in accordance with the evolving demands of the business. While the Company continued to invest in research and development in an effort to enhance existing products as well as develop new products, it consolidated certain functions which resulted in a restructuring cost of $0.7 million for the year 2014. As part of the plan, the Company eliminated approximately 18 positions worldwide in its research and development, sales and marketing and general and administrative functions. The restructuring costs consist primarily of severance expenses. The affected employees departed by June 30, 2014. The Company recorded the restructuring expenses in the consolidated statements of operations as follows (in thousands):

Year Ended December 31, 2014
Research and development	$43
Sales and marketing	419
General and administrative	223

Total restructuring expenses	$685

The following table provides a summary of the restructuring activities included in accrued liabilities during the year 2014 (in thousands):

	Severance	Other Exit- Related Costs	Total
Balance at January 1, 2014	$—	$—	$—
Restructuring expenses	655	30	685
Cash payments	(490)	(13)	(503)
Stock-based compensation	(147)	—	(147)

Balance at December 31, 2014	$18	$17	$35

The restructuring costs include $147,000 of stock-based compensation expense resulting from the acceleration of vesting of 59,000 restricted stock units to two affected employees. The Company recorded a recovery of $50,000 due to adjustments to reduce accrued severance expenses during the year 2014.

The balance at December 31, 2014 represents remaining estimated costs for activities that have been incurred, but have yet to be paid, as a result of the restructuring. Payments for the remaining $35,000 are expected to be paid by March 31, 2015.

6. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data and that require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis consist of cash equivalents. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. The Company’s cash equivalents are valued using market prices on active markets (Level I). Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from its advisors. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the years ended December 31, 2014 and 2013.

As of December 31, 2014, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	December 31, 2014
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$9,085	$—	$—	$9,085

As of December 31, 2013, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	December 31, 2013
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable	Significant Unobservable	Total
	(Level I)	(Level II)	(Level III)	Fair Value
Assets:
Money market funds	$15,084	$—	$—	$15,084

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

As of December 31, 2014, identifiable intangible assets were as follows (in thousands):

	As of December 31, 2014
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Developed technology	3 years	$630	$(630)	$—

Total		$630	$(630)	$—

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recorded amortization expense related to these identified intangible assets in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Costs of products revenues	$140	$210	$210
Sales and marketing	—	53	80

Total amortization expense	$140	$263	$290

As of December 31, 2014, the identifiable intangible assets were fully amortized.

8. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1.3 million in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. The investment of $1.3 million is included in other assets in the consolidated balance sheets as of December 31, 2014 and 2013. The investee was co-founded by Dr. Vaduvur Bharghavan, a co-founder of the Company who served as a member of the Company’s board of directors until May 2012.

Equity investments, especially equity investments in private companies, are inherently risky. Many factors, including technical and product development challenges, market acceptance, competition, additional funding availability and the overall economy, could cause the investment to be impaired. The Company monitors the indicators of impairment of its investments. In the event that the fair value of an investment is below its carrying value and the impairment is other-than-temporary, the Company writes down the investment to its fair value. There were no indicators of impairment during the years ended December 30, 2014, 2013 and 2012. The Company has not elected to use the fair value method for this investment.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Property and Equipment, net

Property and equipment, net as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31, 2014	December 31, 2013
Computer equipment	$2,642	$2,361
Computer software	2,029	1,807
Machine and equipment	2,154	1,882
Furniture and fixtures	132	134
Leasehold improvements	1,409	1,434

Property and equipment, gross	8,366	7,618
Less accumulated depreciation and amortization	(6,487)	(5,167)

Property and equipment, net	$1,879	$2,451

Depreciation and amortization expense for property and equipment was $1.4 million, $1.3 million and $0.9 million during the years ended December 31, 2014, 2013 and 2012.

10. Accrued Liabilities

Accrued liabilities as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31,	December 31,
	2014	2013
Accrued compensation and benefits	$2,167	$4,422
Accrual for loan maturity payment	1,832	—
Accrued commissions	1,204	2,008
Accrued inventory	951	522
Reserve for product warranty	593	1,345
Income tax payable	531	525
Sales returns reserve	329	319
Marketing	327	645
Accrued employee stock purchase plan	179	214
Accrued professional service fees	130	229
Other	1,980	2,306

	$10,223	$12,535

11. Borrowings

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing VI, Inc. (“VLL”), pursuant to which VLL made a term loan to the Company in the aggregate principal amount of $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations, among others, on the Company’s ability to incur additional indebtedness; its ability to acquire, merge or consolidate with other businesses; and its ability to pay dividends on its equity securities. As of December 31, 2014 and 2013, the Company was in compliance with all of its loan covenants.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million on the earlier of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded $0.5 million and $0.8 million as additional interest expense during the years ended December 31, 2014 and 2013, respectively, related to the $2.0 million payment. The Company will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

The Company may voluntarily prepay all but not less than the total outstanding principal balance plus interest at any time, provided the Company is not then in default, subject to prepayment penalties. On or after January 1, 2014, if prepaid, a prepayment penalty in the amount of 80% of the remaining scheduled but unpaid interest through the maturity date will become due.

In connection with the VLL Agreement, the Company issued Venture Lending & Leasing, LLC a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheets in the amount of $384,000. In addition, debt issuance costs of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded $128,000 and $226,000 to interest expense, net related to the debt discounts during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the remaining unamortized amount of the debt discounts was $24,000, which was classified as a current debt discount.

The remaining principal payments for the Company’s long-term debt as of December 31, 2014 was $2.8 million.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating Leases — The Company leases approximately 44,000 square feet office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in March 2020. In addition, the Company leases approximately 35,000 square feet space for a research and development facility in Bangalore, India pursuant to an operating lease that expires in 2016, which was noncancelable prior to 2014. The Company has the option to renew the lease for an additional five years. The Company also leases office space for sales offices and test facilities in multiple locations around the world under noncancelable operating leases that expire at various dates. Commitments under these operating leases are as follows (in thousands):

Operating Leases
Fiscal Years:
2015	$989
2016	1,204
2017	1,110
2018	1,144
2019	1,178
Thereafter	297

Total	$5,922

Rent expense related to these noncancelable operating leases was $1.8 million, $1.8 million, and $2.1 million for the years ended December 31, 2014, 2013 and 2012. Rent expense is recognized on a straight-line basis over the term of the lease. Other commitments as of December 31, 2014 totaled approximately $6.9 million and consisted of inventory and other non-cancelable purchase obligations, which are due within the next 12 months.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

13. Common Stock

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

The relative fair value of the warrant was recorded as a debt discount on the consolidated balance sheet in the amount of $384,000. As of December 31, 2014, this warrant has not been exercised and was still outstanding.

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

2013 New Employee Stock Inducement Plan

On June 6, 2013, the Company’s Board of Directors approved the Company’s 2013 New Employee Stock Inducement Plan (the “2013 Plan”), under which 500,000 shares of common stock were reserved for issuance. The 2013 Plan is designed to attract new employees by providing for awards in the form of restricted stock units, restricted stock awards, stock options (which shall be nonstatutory stock options) or stock appreciation rights. As of December 31, 2014, 315,000 shares of restricted stock units have been issued, of which 105,000 shares of restricted stock units vested during the year ended December 31, 2014. As of December 31, 2014, 185,000 shares of common stock were available for future issuance under the 2013 Plan.

Inducement Plan and Agreement and Restricted Stock Unit Plan and Agreements with Chief Executive Officer

In March 2012, the Company granted options to purchase 600,000 shares of common stock under the Inducement Stock Option Plan (the “2012 Plan”) and Agreement, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, to Dr. Bami Bastani, Chief Executive Officer (“CEO”), as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company’s board of directors, as specified under the Listing Rules of the Nasdaq Stock Market. The 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan were cancelled during 2014 while the 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement were fully vested as of December 31, 2014. As of December 31, 2014, options to purchase 600,000 shares of common stock were issued and outstanding under the Inducement Stock Option Plan.

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

The Company’s stock-based compensation expense was $5.7 million, $6.5 million and $7.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Determining Fair Value of Stock Options

The fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Summary of Assumptions — The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions for grants of options during the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Dividend rate	0%	0%	0%
Risk-free interest rate	1.3%	0.7%	0.9%
Expected life (in years)	4.0	4.1	4.9
Expected volatility	73.6%	71.5%	61.8%

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2014, 2013 and 2012 was $2.30, $1.94 and $2.88 per share. The aggregate grant date fair value of the Company’s stock options granted to employees for the years ended December 31, 2014, 2013 and 2012 was $23,000, $0.7 million and $6.8 million. The Company recognized stock-based compensation expense in the amount of $1.3 million, $1.6 million and $3.5 million for stock options in the years ended December 31, 2014, 2013 and 2012.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock award activity for the years ended December 31, 2014, 2013 and 2012 is presented below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2012	1,312,029	3,140,283	$9.04
Additional options authorized	706,982	—	—
Options granted*	(1,776,682)	1,776,682	3.09
Inducement option granted	—	600,000	4.62
Restricted stock granted	(620,259)	—	—
Cancelled options**	1,939,838	(1,939,838)	9.66
Restricted stock returned	190,560	—	—
Exercised options	—	(61,175)	1.21

Outstanding — December 31, 2012	1,752,468	3,515,952	5.07
Additional options authorized	738,559	—	—
Inducement shares authorized	500,000	—	—
Options granted	(386,175)	386,175	3.59
Inducement restricted stock units granted	(315,000)	—	—
Restricted stock granted	(1,449,352)	—	—
Cancelled options	996,167	(996,167)	5.70
Restricted stock returned	396,136	—	—
Exercised options	—	(72,382)	3.53

Outstanding — December 31, 2013	2,232,803	2,833,578	4.68
Additional options authorized	917,598	—	—
Options granted	(10,000)	10,000	4.15
Restricted stock granted	(1,632,971)	—	—
Cancelled options	350,679	(350,679)	4.71
Restricted stock returned	543,039	—	—
Exercised options	—	(173,322)	2.85

Outstanding — December 31, 2014	2,401,148	2,319,577	$4.81	6.8	$789

Vested and expected to vest — December 31, 2014		2,002,439	$4.94	6.7	$678
Vested — December 31, 2014		1,629,875	$5.27	6.5	$472

*	Includes options to purchase 692,682 shares of common stock, which were issued pursuant to the Company’s Exchange Offer program.
**	Includes options to purchase 960,443 shares of common stock, which were cancelled pursuant to the Company’s Exchange Offer program.

The aggregate intrinsic value of options exercised under the 2010 Plan was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, determined as of the date of option exercise.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information regarding the Company’s stock options outstanding and vested as of December 31, 2014 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average Remaining Contractual Life	Weighted- Average Exercise		Weighted- Average Exercise
Exercise Prices	Shares	(Years)	Price per Share	Shares	Price per Share
$0.91 - $2.17	230,235	7.2	$1.66	136,600	$1.64
$2.18 - $4.33	888,673	7.7	$3.44	530,717	$3.44
$4.34 - $6.50	835,834	6.9	$4.83	604,501	$4.84
$6.51 - $8.67	246,709	4.5	$7.90	241,331	$7.92
$8.68 - $19.51	118,126	3.9	$14.68	116,726	$14.66

	2,319,577	6.8	$4.81	1,629,875	$5.27

As of December 31, 2014, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $6.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 1.9 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

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

During the year ended December 31, 2014, the Company issued 1,632,971 RSUs, which were issued from the 2010 Plan. During the year ended December 31, 2013, the Company issued 1,764,352 RSUs, of which 315,000 RSUs were issued from the 2013 Plan and 1,449,352 RSUs were issued from the 2010 Plan. The

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company recognized stock-based compensation in the amount of $4.0 million, $4.4 million, $3.6 million for RSAs and RSUs awarded in the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the Company’s RSA activity for the years ended December 31, 2014, 2013 and 2012 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2012	3,600	$13.73	$14
Restricted stock awards granted	—	—
Restricted stock awards released	(1,200)	13.73
Restricted stock awards forfeited	—	—

Outstanding — December 31, 2012	2,400	13.73	6
Restricted stock awards granted	—	—
Restricted stock awards released	(1,200)	13.73
Restricted stock awards forfeited	(1,200)	13.73

Outstanding — December 31, 2013	—	—	—
Restricted stock awards granted	—	—
Restricted stock awards released	—	—
Restricted stock awards forfeited	—	—

Outstanding — December 31, 2014	—	$—	$—

A summary of the Company’s RSU activity for the years ended December 31, 2014, 2013 and 2012 is presented below:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2012	645,685	$12.24	$2,667
Restricted stock units granted	720,259	3.93
Restricted stock units released	(448,327)	7.78
Restricted stock units forfeited	(108,075)	12.26

Outstanding — December 31, 2012	809,542	7.32	2,145
Restricted stock units granted	1,764,352	3.91
Restricted stock units released	(624,896)	5.68
Restricted stock units forfeited	(349,278)	6.27

Outstanding — December 31, 2013	1,599,720	4.43	6,895
Restricted stock units granted	1,632,971	4.20
Restricted stock units released	(887,744)	4.64
Restricted stock units forfeited	(327,535)	4.20

Outstanding — December 31, 2014	2,017,412	$4.13	$7,571

The majority of the RSUs that vested in the years ended December 31, 2014, 2013 and 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the year ended December 31, 2014, 887,744 shares of restricted stock units vested with an intrinsic value of approximately $3.5 million, and the Company withheld 245,205 shares to satisfy approximately $1.0 million of employees’ minimum tax obligation on the vested restricted stock units. For the year ended December 31, 2013, 624,896 shares of restricted stock units vested with an intrinsic value of approximately $2.3 million, and the Company withheld 69,577 shares to satisfy approximately $0.3 million of employees’ minimum tax obligation on the vested restricted stock units.

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

The Company calculated the compensation expense for the ESPP using the Black-Scholes option-pricing model with the following weighted-average assumptions during the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Dividend rate	0%	0%	0%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected life (in years)	0.8	0.8	0.7
Expected volatility	47.3%	84.4%	89.7%

The Company recognized compensation expense related to the ESPP in the amount of $0.4 million, $0.5 and $0.4 million for the years ended December 31, 2014, 2013 and 2012. The Company issued 344,350 shares of common stock for $1.0 million, 397,080 shares of common stock for $0.8 million and 356,388 shares of common stock for $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had 115,658 shares of its common stock available for future issuance under the ESPP as of December 31, 2014.

15. Income Taxes

The Company’s loss before provision for income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Domestic	$(22,263)	$(13,724)	$(32,502)
International	1,903	1,801	1,963

Loss before provision for income taxes	$(20,360)	$(11,923)	$(30,539)

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Current
Federal	$—	$—	$—
State	11	(2)	25
Foreign	508	445	524

Total current	519	443	549

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$519	$443	$549

Reconciliations of the statutory federal income tax to the Company’s effective tax for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Tax at statutory federal rate	$(6,923)	$(4,054)	$(10,383)
State tax — net of federal benefit	(449)	(275)	(1,553)
Nondeductible expenses	775	790	1,279
Foreign income rate differential	(138)	(635)	(698)
Foreign tax	444	413	486
Credits	(957)	(631)	(347)
Change in state apportionment	83	1,774	—
Other	547	866	(596)
Valuation allowance changes affecting the tax provision	7,137	2,195	12,361

Provision for income taxes	$519	$443	$549

Net deferred tax assets as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Depreciation and amortization	$12,081	$11,298
Accruals and other	14,598	14,876
Research and other credits	6,925	5,968
Net operating loss carryforward	59,541	53,867

Gross deferred tax asset	93,145	86,009
Valuation allowance	(93,145)	(86,009)

Net deferred tax assets	$—	$—

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets at December 31, 2014 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

The valuation allowance increased by $7.1 million, $2.2 million, and $12.4 million during the years ended December 31, 2014, 2013, and 2012.

At December 31, 2014, the Company has federal and state net operating loss carryforwards of approximately $163.8 million and $119.9 million, respectively, beginning to expire in 2022 and 2015, respectively.

As of December 31, 2014 the Company has federal and state research credit carryovers of approximately $4.5 million and $5.0 million, respectively, expiring beginning in 2022 for federal. California credits will carryforward indefinitely.

As of December 31, 2014, the Company has a foreign tax credit carryover of $1.1 million expiring beginning in 2018.

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

The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to approximately $0.9 million additional U.S. tax expense.

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

As of December 31, 2014, the Company had $2.6 million of cumulative unrecognized tax benefits of which $0.2 million has an effect on the Company’s effective tax rate.

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending unrecognized tax benefit amounts since adoption is as follows (in thousands):

Balance at January 1, 2012	$1,949
Increase related to 2012 tax position	134

Balance at December 31, 2012	2,083
Increase related to 2013 tax position	241

Balance at December 31, 2013	2,324
Increase related to 2014 tax position	296

Balance at December 31, 2014	$2,620

16. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan and has made no contributions to the 401(k) Plan since inception.

17. Related-Party Transactions

The Company has a reseller in Japan that was a related party by virtue of its ownership of shares of the Company’s stock during fiscal years 2014, 2013 and 2012. However, as of the third quarter of 2014, this reseller is no longer a related party due to the fact that it no longer owns shares of the Company’s stock. The total revenue from this former related party amounted to $0.8 million, $0.6 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012. Accounts receivable from the reseller was $5,000 as of December 31, 2013.

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

MERU NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Years ended December 31,
	2014	2013	2012
United States	$43,975	$57,961	$50,443
United Kingdom	18,539	19,676	21,476
Rest of EMEA	10,702	11,176	11,077
Rest of Americas	7,057	7,273	5,373
Asia Pacific	10,618	9,661	9,141

Total	$90,891	$105,747	$97,510

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	December 31, 2014	December 31, 2013
United States	$1,144	$1,390
India	721	1,055
United Kingdom	13	—
Japan	1	6

Total	$1,879	$2,451

19. Subsequent Events

On January 6, 2015, the Company announced a plan of reorganization (the “Restructuring”) pursuant to which, among other things, employees will be terminated under a plan of termination. The Company currently estimates recording restructuring charges of approximately $1.5 million to $2.0 million in the first quarter of 2015 in connection with the Restructuring relating to one-time employee termination benefits, including severance benefits and other employee termination expenses, and other one-time items. In order to further preserve existing cash, a portion of the severance benefits may be paid with stock in the form of accelerated vesting of outstanding restricted stock units. In connection with the efforts to streamline its business structure with the Restructuring, the Company expects to reduce worldwide headcount by approximately 10%. The majority of these reductions were effective by January 9, 2015.

The Company further announced that it had retained Deutsche Bank as its exclusive financial advisor to explore strategic options, including, but not limited to, strategic partnering of its technology and possible sale or merger of the Company. There can be no assurance that the Company’s exploration of strategic options will result in a transaction. The Company has not set a timetable for the completion of this process and does not intend to disclose further developments unless and until its Board of Directors approves a specific action or otherwise concludes the review of strategic options.

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

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the audit committee of our board of directors. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Meru Networks, Inc.

We have audited the internal control over financial reporting of Meru Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meru Networks, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013 Framework) by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meru Networks, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and the related financial statement schedule and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

February 27, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

Schedule II “Valuation and Qualifying Accounts” should be read in conjunction with the Consolidated Financial Statements included in this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$28	$14	$134
Charged to costs and expenses	148	30	44
Recovery of bad debt	(2)	(8)	(54)
Bad debt write-offs	(34)	(8)	(110)

Ending balance	$140	$28	$14

(3) Exhibits: the exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2015

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

Name	Title	Date

/s/ Dr. Bami Bastani Dr. Bami Bastani	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ Brian R. McDonald Brian R. McDonald	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	February 27, 2015

/s/ Harold Copperman Harold Copperman	Director	February 27, 2015

/s/ Stephen Domenik Stephen Domenik	Director	February 27, 2015

/s/ Chuck Kissner Chuck Kissner	Director	February 27, 2015

/s/ William Quigley William Quigley	Director	February 27, 2015

/s/ Sudhakar Ramakrishna Sudhakar Ramakrishna	Director	February 27, 2015

EXHIBIT INDEX

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto	S-1/A	333-163859	3.1(b)	March 12, 2010

3.2	Form of Amended and Restated Bylaws of Registrant	S-1/A	333-163859	3.2(b)	March 12, 2010

4.1	Form of Common Stock Certificate	S-1/A	333-163859	4.1	March 12, 2010

4.2	Amended and Restated Registration Rights Agreement between the Registrant and certain investors	S-1/A	333-163859	4.2	March 12, 2010

4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-163859	4.3	March 12, 2010

4.4	Warrant to Purchase Series B Preferred Stock, as amended, issued to Venture Lending & Leasing IV, LLC (exercisable for common stock)	S-1/A	333-163859	4.4	March 12, 2010

4.5	Form of Class A Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.5	March 12, 2010

4.6	Form of Class B Warrant to purchase Common Stock, as amended	S-1/A	333-163859	4.6	March 12, 2010

4.7	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd.	S-1/A	333-163859	4.7	March 12, 2010

4.8	Class A Warrant to purchase Common Stock, as amended, issued to Vision Opportunity Master Fund, Ltd	S-1/A	333-163859	4.8	March 12, 2010

4.9	Warrant to Purchase Shares of Common Stock of Meru Networks, Inc. issued to Venture Lending & Leasing VI, LLC	8-K	001-34659	10.3	June 7, 2012

4.10	Form of Senior Indenture	S-3/A	333-183726	4.13	October 12, 2012

4.11	Form of Subordinated Indenture	S-3/A	333-183726	4.14	October 12, 2012

10.01*	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-163859	10.1	March 12, 2010

10.02*	Form of Severance and Change of Control Agreement	10-Q	001-34659	10.5	November 8, 2011

10.03*	2010 Employee Stock Purchase Plan	S-8	333-165827	99.1	March 31, 2010

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.04*	Meru Networks, Inc. 2010 Stock Incentive Plan, as amended	8-K	001-34659	99.01	June 10, 2011

10.05*	Forms of (a) Notice of Stock Option Grant, (b) Stock Option Agreement, (c) Notice of Cash Exercise of Stock Option, (d) Notice of Stock Unit Award, (e) Stock Unit Agreement, (f) Notice of Restricted Stock Award, and (g) Restricted Stock Agreement for 2010 Stock Incentive Plan	S-8	333-168631	99.1	August 6, 2010

10.06*	2002 Stock Incentive Plan and form of agreements thereunder	S-1	333-163859	10.2	December 18, 2009

10.07*	Employment Offer Letter with Dr. Bami Bastani	8-K	001-34659	10.01	March 22, 2012

10.8*	Amendment No. 1 to March 19, 2012 Offer Letter with Dr. Bami Bastani	10-Q	001-34659	10.01	May 4, 2012

10.9*	Severance and Change of Control Agreement with Dr. Bami Bastani	8-K	001-34659	10.02	March 22, 2012

10.10*	Inducement Stock Option Plan and Agreement with Dr. Bami Bastani	S-8	331-180226	4.06	March 22, 2012

10.11*	Service-based restricted stock unit plan and agreement with Dr. Bami Bastani	S-8	331-180226	4.07	March 22, 2012

10.12*	Performance-based restricted stock unit plan and agreement with Dr. Bami Bastani	S-8	331-180226	4.08	March 22, 2012

10.13*	Employment offer letter between Brian R. McDonald and Meru Networks, Inc.	8-K	001-34660	10.1	June 10, 2013

10.14*	Severance and Change of Control Agreement between Meru Networks, Inc. and Brian R. McDonald.	8-K	001-34661	10.2	June 10, 2013

10.15*	2013 New Employee Stock Inducement Plan	8-K	001-34662	10.3	June 10, 2013

10.16*	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2013 New Employee Stock Inducement Plan.	8-K	001-34663	10.4	June 10, 2013

10.17*	Indemnification Agreement between Meru Networks, Inc. and its directors and executive officers	8-K	001-34664	10.01	July 25, 2013

10.18*	Employment offer letter between Mark Liu and Meru Networks, Inc.	10-Q	001-34659	10.6	August 12, 2013

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19*	Severance and Change of Control Agreement between Meru Networks, Inc. and Mark Liu	10-Q	001-34659	10.7	August 13, 2013

10.20*	Employment offer letter between Ajay Malik and Meru Networks, Inc.	10-Q	001-34659	10.1	November 1, 2013

10.21*	Severance and Change of Control Agreement between Meru Networks, Inc. and Ajay Malik	10-Q	001-34659	10.2	November 2, 2013

10.22	Loan and Security Agreement, dated as of June 6, 2012, between Meru Networks, Inc. and Venture Lending and Leasing VI, Inc.	8-K	001-34659	10.1	June 7, 2012

10.23	Supplement to the Loan and Security Agreement dated as of June 6, 2012 between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.2	June 7, 2012

10.24	Intellectual Property Security Agreement, dated as of June 6, 2012 by and between Meru Networks, Inc. and Venture Lending & Leasing VI, Inc.	8-K	001-34659	10.4	June 7, 2012

10.25	Patent Cross License Agreement	8-K	001-34659	10.01	June 16, 2011

10.26	Lease dated as of June 11, 2010 between Meru Networks, Inc. and Hines VAF No Cal Properties, L.P.	8-K	001-34659	10.1	June 17, 2010

10.27*	Amendment No. 2 to March 19, 2012 Offer Letter with Dr. Bami Bastani	10-K	001-34659	10.31	February 28, 2014

10.28	First Amendment to Lease Agreement dated December 18, 2014 between the Company and Ross and Java Drive Investors, LLC.	8-K	001-34659	99.1	December 22, 2014

10.29*	2015 Management Bonus Plan	8-K	001-34659	10.01	February 17, 2015

10.30*	Amendment No. 3 to March 19, 2012 Offer Letter with Dr. Bami Bastani					x

21.1	Subsidiaries of Meru Networks, Inc.					x

23.1	Consent of Independent Registered Public Accounting Firm					x

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x

101.CAL	XBRL Taxonomy Calculation Linkbase Document					x

101.LAB	XBRL Taxonomy Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

*	Indicates management contract or compensatory plan or arrangement.