Form 10-Q
period 2015-03-31
MERU NETWORKS INC
filed 2015-05-07
CIK 1167294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s common stock, par value $0.0005, outstanding as of April 29, 2015 was 24,284,329.

MERU NETWORKS INC.

Item 1. Condensed Consolidated Financial Statements

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,599	$14,881
Accounts receivable, net	6,761	11,891
Inventory	9,664	8,982
Prepaid expenses and other current assets	1,400	1,502

Total current assets	29,424	37,256
Property and equipment, net	1,633	1,879
Goodwill	—	1,658
Other assets	696	1,937

TOTAL ASSETS	$31,753	$42,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,656	$7,902
Accrued liabilities	9,573	10,223
Long-term debt, current portion	1,784	2,803
Deferred revenue, current portion	12,348	12,781

Total current liabilities	29,361	33,709
Deferred revenue, net of current portion	6,829	6,886
Other liabilities	28	38

Total liabilities	36,218	40,633

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0005 par value – 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0005 par value – 150,000,000 shares authorized; 24,309,956 and 24,100,160 shares issued and outstanding as of March 31, 2015 and December 31, 2014	12	12
Additional paid-in capital	290,465	289,023
Accumulated other comprehensive loss	(655)	(688)
Accumulated deficit	(294,287)	(286,250)

Total stockholders’ equity (deficit)	(4,465)	2,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,753	$42,730

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Products	$12,917	$15,833
Support and services	4,499	4,767

Total revenues	17,416	20,600

COSTS OF REVENUES:
Products	5,514	5,875
Support and services	1,524	1,902

Total costs of revenues*	7,038	7,777

Gross margin	10,378	12,823

OPERATING EXPENSES:
Research and development*	4,294	5,452
Sales and marketing*	9,166	11,629
General and administrative*	2,978	3,298
Impairment of goodwill	1,658	—

Total operating expenses	18,096	20,379

Loss from operations	(7,718)	(7,556)
Interest expense, net	(164)	(378)
Other expense, net	(52)	(16)

Loss before provision for income taxes	(7,934)	(7,950)
Provision for income taxes	103	112

Net loss	$(8,037)	$(8,062)

Net loss per share of common stock:
Basic and diluted	$(0.33)	$(0.35)

Shares used in computing net loss per share of common stock:
Basic and diluted	24,248,016	23,069,260

*	Includes stock-based compensation expense (1) as follows:

	Three Months Ended March 31,
	2015	2014
Costs of revenues	$117	$109
Research and development	445	338
Sales and marketing	1,032	811
General and administrative	542	715

(1)	This table includes $346,000 and $147,000 of stock-based compensation expense related to restructuring in the quarters ended March 31, 2015 and 2014, respectively.

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(8,037)	$(8,062)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	33	52

Other comprehensive income, net of tax	33	52

Comprehensive loss	$(8,004)	$(8,010)

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(8,037)	$(8,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	416
Stock-based compensation	2,136	1,973
Impairment of goodwill	1,658	—
Accrued interest on long-term debt	103	214
Amortization of debt issuance costs	15	41
Net provision for bad debt	112	35
Changes in operating assets and liabilities:
Accounts receivable, net	5,018	6,825
Inventory	(681)	(707)
Prepaid expenses and other assets	105	81
Accounts payable	(2,246)	(1,783)
Accrued liabilities	(1,134)	(2,121)
Deferred revenue	(490)	(692)

Net cash used in operating activities	(3,114)	(3,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(69)	(333)
Proceeds from sale of investment	1,250	—

Net cash provided by (used in) investing activities	1,181	(333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17	164
Taxes paid related to net share settlement of equity awards	(371)	(406)
Repayment of long-term debt	(1,034)	(918)

Net cash used in financing activities	(1,388)	(1,160)

Effect of exchange rate changes on cash and cash equivalents	39	(1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,282)	(5,274)

CASH AND CASH EQUIVALENTS – Beginning of period	14,881	30,938

CASH AND CASH EQUIVALENTS – End of period	$11,599	$25,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$75	$191

Cash paid for income taxes	$168	$135

See notes to condensed consolidated financial statements.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business — Meru Networks, Inc. (“Meru”) was incorporated in Delaware in January 2002. Meru and its wholly owned subsidiaries (collectively, the “Company”) develop and market a Wireless Local Area Network (“WLAN”) solution. The Company’s solution is built around its System Director Operating System which runs on its controllers and access points. The Company offers additional products, including products designed to deliver network management, diagnostics and security. The Company also offers support services related to its products, professional services, and training. Products and services are sold through value added resellers, and distributors, as well as the Company’s sales force.

Basis of Presentation — These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Meru and its wholly owned subsidiaries. The Company has wholly owned subsidiaries in India, Japan, Netherlands, Canada, Singapore, United Kingdom, Hong Kong, Germany and Sweden. These subsidiaries, except for the Netherland’s subsidiary, use their local currency as their functional currency. All intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015. The condensed consolidated balance sheet as of December 31, 2014, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2015 and December 31, 2014, the Company’s results of operations for the three months ended March 31, 2015 and 2014, comprehensive loss for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. All references to March 31, 2015 or to the three months ended March 31, 2015 and 2014 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates — The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include litigation and other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, stock-based compensation expense and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations. Many of these risks and uncertainties are described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, which risks and uncertainties include, among others: the Company may experience fluctuations in its revenues and operating results, which makes it difficult to predict future results and which may cause its stock price to decline; the Company could continue to incur operating losses in the future; the Company’s announcement of its engagement of Deutsche Bank as its financial advisor to explore strategic options could disrupt its business and create uncertainty about its prospects as a stand-alone entity; fluctuations in operating results could cause the price of the Company’s common stock to decline; the Company may be unable to raise additional funds or to do so on favorable terms; the Company competes in highly competitive markets and is subject to various competitive pressures; the Company may be unable to compete effectively in a rapidly evolving market and to respond quickly and effectively to changing market requirements; the Company must hire, integrate and retain qualified personnel; the Company’s products may contain defects or errors; the Company’s failure to provide high-quality support and services could have a material and adverse effect on its business and results of operations; the Company may be unable to increase market awareness of its brand and products and develop and expand its sales channels; the Company’s international operations subject the Company to additional risks; the Company’s failure to maintain effective systems of internal controls could affect the Company’s ability to produce accurate financial results; gross margins for the Company’s products and services may vary; others may claim that the Company infringes their intellectual property rights; the Company may be unable to protect its intellectual property rights; the continued development of demand for wireless networks is uncertain; the Company’s sales cycle is long and unpredictable and subject to seasonal fluctuation; the Company’s revenues may decline as a result in changes in public funds of educational institutions; the Company may be unable to forecast customer demand accurately in making purchase decisions; average sales prices for the Company’s products may decline; the Company relies on channel partners to generate a substantial majority of its revenues and these partners may fail to perform; the Company relies on third parties to manufacture its products and fulfill customer orders and the failure of these third parties to perform could have an adverse effect on the Company’s reputation and ability to manufacture and distribute products; and, the Company may be required comply with new or modified regulations or standards related to its products.

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

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising the Company’s customer base and their location throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for estimated potential credit losses. As of March 31, 2015, two distributor customers accounted for 45% of the Company’s net accounts receivable. As of December 31, 2014, three distributor customers accounted for 39% of the Company’s net accounts receivable. The Company usually does not require collateral on accounts receivable. As of March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was $252,000 and $140,000.

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

Revenues for service cloud computing subscriptions are recognized ratably on a straight-line basis over the contractual term of the arrangement.

Shipping charges billed to customers are included in products revenues and the related shipping costs are included in costs of products revenues.

Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. The Company has not incurred any impairment expense related to its long-lived assets during the three months ended March 31, 2015 and 2014.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. During the quarter ended March 31, 2015, the Company’s stock price declined significantly due to large volume of market sale of the Company’s stock, which resulted in a significant reduction in the Company’s fair value and market capitalization. The stock price dropped from $3.76 as of December 31, 2014 to $1.44 as of March 31, 2015, and subsequently dropped further. Additionally, the Company’s financial net losses continued in the quarter ended March 31, 2015, which resulted in a stockholders’ deficit as of March 31, 2015. As a result, the Company performed an impairment test and determined that its goodwill was impaired based on qualitative factors as the Company’s carrying value was negative. This resulted in a charge of $1.7 million during the quarter ended March 31, 2015.

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

Accrued warranty, which is included in accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2015 is as follows (in thousands):

March 31, 2015
Accrued warranty balance – January 1, 2015	$593
Warranty costs incurred	(35)
Provision for warranty	7

Accrued warranty balance – March 31, 2015	$565

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued their guidance on simplifying the presentation of debt issuance costs which changes the presentation of debt issuance costs in financial statements. The guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of the guidance on its condensed consolidated balance sheets.

In May 2014, the FASB issued their guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for public entities for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. In April 2015, the FASB voted for a one-year deferral of the effective date and is expected to issue an exposure draft during the second quarter of 2015. Early adoption is not permitted for public entities. The Company is currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued their guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. The Company is currently evaluating the impact of the amended guidance on its condensed consolidated financial statements.

3. Inventory

Inventory as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$9,200	$8,521
Channel inventory	464	461

Inventory	$9,664	$8,982

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following outstanding shares of common stock and common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Stock awards and stock options to purchase common stock *	4,965,983	5,002,818
Common stock warrants	468,293	468,293

*	Includes 289,515 and 195,370 shares, which were expected to be issued pursuant to the Company’s Employee Stock Purchase Plan as of March 31, 2015 and 2014, respectively, based on employee enrollment.

5. Cost Reduction Program

2014 Plan

In January 2014, the Company commenced a realignment of its resources in accordance with the evolving demands of the business. While the Company continued to invest in research and development in an effort to enhance existing products as well as develop new products, it consolidated certain functions which resulted in a restructuring cost of $0.7 million in 2014. As part of the plan, the Company eliminated approximately 18 positions worldwide in its research and development, sales and marketing and general and administrative functions. The restructuring costs consist primarily of severance expenses. The affected employees departed by June 30, 2014.

2015 Plan

In January 2015, the Company announced a plan of reorganization (the “Restructuring”) pursuant to which, among other things, employees were terminated under a plan of termination. The Company recorded restructuring charges of $0.7 million during the three months ended March 31, 2015 in connection with the Restructuring relating to one-time employee termination benefits, including severance benefits and other employee termination expenses, and other one-time items. In order to further preserve existing cash, a portion of the severance benefits were paid with stock in the form of accelerated vesting of outstanding restricted stock units. In connection with the efforts to streamline its business structure with the Restructuring, the Company reduced worldwide headcount by approximately 10%. The majority of these reductions were effective by the end of January 2015. In addition, for the subsequent three months ending June 30, 2015, the Company currently anticipates recording an additional charge of approximately $0.5 million in connection with the Restructuring.

The Company recorded the restructuring expenses under the 2015 Plan in the condensed consolidated statements of operations as follows (in thousands):

Three Months Ended
March 31, 2015
Costs of revenues	$9
Research and development	69
Sales and marketing	609
General and administrative	21

Total restructuring expenses	$708

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table provides a summary of the restructuring activities included in accrued liabilities during the three months ended March 31, 2015 (in thousands):

	2014 Plan		2015 Plan		Total
	Employee Severance	Other Exit- Related Costs	Employee Severance	Other Exit- Related Costs
Balance at January 1, 2015	$18	$17	$—	$—	$35
Restructuring expenses	—	—	573	135	708
Cash payments	(18)	—	(211)	(94)	(323)
Stock-based compensation	—	—	(346)	—	(346)

Balance at March 31, 2015	$—	$17	$16	$41	$74

For the 2014 Plan, the restructuring costs included $147,000 of stock-based compensation expense resulting from the acceleration of vesting of 59,000 restricted stock units to two affected employees. For the 2015 Plan, the restructuring costs include $346,000 of stock-based compensation expense resulting from the acceleration of vesting of 9,667 restricted stock units and the grant of 98,438 fully vested restricted stock units to two affected employees.

The balance at March 31, 2015 represents remaining estimated costs for activities that have incurred, but have yet to be paid, as a result of the restructuring. Payments for the remaining $74,000 are expected to be paid by September 30, 2015.

6. Fair Value of Financial Instruments

As a basis for determining the fair value of certain of the Company’s assets and liabilities, the Company established a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data and that require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial assets that are measured at fair value on a recurring basis consist of cash equivalents. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

Level I instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. The Company’s cash equivalents are valued using market prices on active markets (Level I). Pricing is provided by third party sources of market information obtained through the Company’s investment advisors rather than models. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from its advisors. The Company considers this the most reliable information available for the valuation of the securities. The Company had no transfers between Level I and Level II during the three months ended March 31, 2015 and December 31, 2014.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 31, 2015, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	March 31, 2015
	Active Markets for Identical Instruments (Level I)	Significant Other Observable (Level II)	Significant Unobservable (Level III)	Total Fair Value
Assets:
Money market funds	$6,085	$—	$—	$6,085

As of December 31, 2014, the Company’s fair value hierarchy for its financial assets was as follows (in thousands):

	December 31, 2014
	Active Markets for Identical Instruments (Level I)	Significant Other Observable (Level II)	Significant Unobservable (Level III)	Total Fair Value
Assets:
Money market funds	$9,085	$—	$—	$9,085

7. Goodwill

On August 31, 2011, the Company acquired all of the outstanding shares of Identity Networks (“Identity”), a privately-owned provider of complete guest and device access management solutions located in the United Kingdom. The Company recorded $1.7 million goodwill as a consequence of that acquisition. The Company performed an impairment test in March 2015 and determined that its goodwill was impaired. As of March 31, 2015, the Company performed a qualitative impairment testing and identified factors that indicated there was an impairment of its goodwill and wrote-off the full carrying value of $1.7 million in goodwill. The amount of goodwill impairment loss is presented as a separate line item in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.

8. Cost Method Investments

During the year ended December 31, 2011, the Company invested $1,250,000 in a company which is developing value-added applications that are designed to allow its customers to achieve greater benefit from wireless networks such as those offered by the Company. In March 2015, the Company sold this investment back to the company at its cost for a cash price of $1,250,000. The investment of $1,250,000 was included in other assets in the condensed consolidated balance sheet as of December 31, 2014.

9. Borrowings

In June 2012, the Company entered into a loan and security agreement (the “VLL Agreement”), with Venture Lending and Leasing VI, Inc. (“VLL”), pursuant to which VLL made a term loan to the Company in the aggregate principal amount of $12 million. The Company received proceeds of $11.7 million, less issuance costs paid of $162,000. The VLL Agreement is collateralized by substantially all assets and intellectual property of the Company and contains various covenants that include limitations, among others, on the Company’s ability to incur additional indebtedness; its ability to acquire, merge or consolidate with other businesses; and its ability to pay dividends on its equity securities. As of March 31, 2015, the Company was in compliance with all of its loan covenants.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The VLL Agreement bears interest at an annual fixed rate of 12%, and is payable in 39 equal installments, including principal and interest, of $369,405 per month. In addition, the Company is required to make a payment of $2.0 million on the earlier of a change of control or September 1, 2015, which is the maturity date of the VLL Agreement. The Company recorded additional interest expense of $0.1 million and $0.2 million during the three months ended March 31, 2015 and 2014 related to the $2.0 million payment. The Company will continue to accrue the balance of the $2.0 million cash payment over the remaining term of the loan using the effective interest rate method, unless a change of control occurs, at which time the full amount will become due and payable.

The Company may voluntarily prepay all but not less than the total outstanding principal balance plus interest at any time, provided the Company is not then in default, subject to prepayment penalties. On or after January 1, 2014, if prepaid, a prepayment penalty in the amount of 80% of the remaining scheduled but unpaid interest through the maturity date will become due.

In connection with the VLL Agreement, the Company issued Venture Lending & Leasing, LLC a warrant to purchase 468,293 shares of the Company’s common stock. The warrant was exercisable upon issuance, has an exercise price of $2.05 per share, and expires on June 1, 2017. Upon issuance, the relative fair value of the warrant was recorded as a debt discount on the condensed consolidated balance sheet in the amount of $384,000. In addition, debt issuance costs of $162,000 were also recorded as a debt discount. The aggregate total of the debt discounts of $546,000 is being amortized to interest expense over the repayment period for the loan using the effective interest rate method. The Company recorded net interest expense related to the debt discounts of $15,000 and $41,000 during the three months ended March 31, 2015 and 2014. As of March 31, 2015, the remaining unamortized amount of the debt discounts was $9,000 and was classified as a current debt discount.

The remaining principal payments for the Company’s long-term debt under the VLL Agreement as of March 31, 2015 was $1.8 million.

10. Commitments and Contingencies

Operating Leases — The Company leases approximately 44,000 square feet office space for its headquarters in Sunnyvale, California under a noncancelable operating lease that expires in March 2020. In addition, the Company leases approximately 35,000 square feet space for a research and development facility in Bangalore, India pursuant to an operating lease that expires in 2016. The Company has the option to renew the lease for an additional five years. The Company also leases office space for sales offices and test facilities in multiple locations around the world under noncancelable operating leases that expire at various dates. Commitments under these operating leases are as follows (in thousands):

Operating Leases
Fiscal Years:
2015 (remainder)	$721
2016	1,201
2017	1,110
2018	1,144
2019	1,178
Thereafter	297

Total	$5,651

Other commitments as of March 31, 2015 totaled approximately $7.3 million and consisted of inventory and other noncancelable purchase obligations.

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

11. Common Stock

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

The relative fair value of the warrant was recorded as a debt discount on the condensed consolidated balance sheet in the amount of $384,000. As of March 31, 2015, this warrant has not been exercised and was still outstanding.

12. Equity Incentive Plans

The Company’s equity incentive plans are broad-based retention programs. The plans are intended to attract talented employees, directors and non-employee consultants.

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2013 New Employee Stock Inducement Plan

On June 6, 2013, the Company’s Board of Directors approved the Company’s 2013 New Employee Stock Inducement Plan (the “2013 Plan”), under which 500,000 shares of common stock were reserved for issuance. The 2013 Plan is designed to attract new employees by providing for awards in the form of restricted stock units, restricted stock awards, stock options (which shall be nonstatutory stock options) or stock appreciation rights. As of March 31, 2015, 210,000 shares of restricted stock units were outstanding. As of March 31, 2015, 185,000 shares of common stock were available for future issuance under the 2013 Plan.

Inducement Plan and Agreement and Restricted Stock Unit Plan and Agreements with Chief Executive Officer

In March 2012, the Company granted options to purchase 600,000 shares of common stock under the Inducement Stock Option Plan (the “2012 Plan”) and Agreement, 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement and 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan and Agreement, to Dr. Bami Bastani, Chief Executive Officer (“CEO”), as a material inducement to the acceptance of employment with the Company. The grants were approved by the Company’s board of directors, as specified under the Listing Rules of the Nasdaq Stock Market. The 50,000 shares of restricted stock units under the Performance-Based Restricted Stock Unit Plan were cancelled during 2014 while the 50,000 shares of restricted stock units under the Service-Based Restricted Stock Unit Plan and Agreement were fully vested as of December 31, 2014. As of March 31, 2015, options to purchase 600,000 shares of common stock were issued and outstanding under the Inducement Stock Option Plan.

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

The Company’s stock-based compensation expense was $2.1 million and $2.0 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company accrued $0.3 million and zero, respectively, in accrued liabilities on the consolidated balance sheets for awards that were earned but not issued as of the balance sheet date.

Determining Fair Value of Stock Options

The fair value of stock options granted by the Company is determined using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Expected Volatility — The expected volatility was calculated using the historical stock volatilities of the Company’s historical data over a period based on the expected terms of the options.

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

The Company did not grant any stock options during the three months ended March 31, 2015 and 2014. The Company recognized stock-based compensation expense in the amount of $0.3 million and $0.4 million for stock options in the three months ended March 31, 2015 and 2014.

A summary of the Company’s stock award activity during the three months ended March 31, 2015 is presented below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2015	2,401,148	2,319,577	$4.81	6.8	$789
Additional shares authorized	964,006	—	—
Restricted stock granted	(1,045,867)	—	—
Cancelled options	115,342	(115,342)	3.86
Restricted stock returned	379,996	—	—
Exercised options	—	(8,509)	2.02

Outstanding – March 31, 2015	2,814,625	2,195,726	$4.87	6.2	$4

Vested and expected to vest – March 31, 2015		1,963,180	$4.96	6.0	$4
Vested – March 31, 2015		1,704,526	$5.19	5.8	$4

The aggregate intrinsic value of options exercised was $10,000 and $89,000 for the three months ended March 31, 2015 and 2014, determined as of the date of option exercise.

Additional information regarding the Company’s stock options outstanding and vested as of March 31, 2015 is summarized below:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
$0.91 – $2.17	200,924	5.9	$1.66	142,672	$1.64
$2.18 – $4.33	810,264	6.7	3.45	562,715	3.44
$4.34 – $6.50	829,024	6.6	4.83	647,721	4.84
$6.51 – $19.51	355,514	4.0	10.04	351,418	10.06

	2,195,726	6.2	$4.87	1,704,526	$5.19

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 31, 2015, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $7.4 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 1.7 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants increase the amount of compensation expense that will be recorded.

Restricted Stock Awards and Restricted Stock Units — The Company has issued restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and members of the board of directors. These restricted shares have vesting periods ranging from immediate vesting to four years from the date of issuance and vesting is subject to the recipient continuing to provide service to the Company for the duration of the vesting period. The vesting of some RSUs is also performance-based and the vesting of those RSUs is subject to the achievement of specific performance metrics in addition to continued service. The Company issued 1,045,867 and 980,021 RSUs during the three months ended March 31, 2015 and 2014, respectively, which were issued from the 2010 Plan, and there were no RSAs outstanding during the three months ended March 31, 2015. The Company did not issue RSAs during the three months ended March 31, 2015 and 2014. The Company recognized stock-based compensation in the amount of $1.8 million and $1.4 million for RSUs during the three months ended March 31, 2015 and 2014, respectively.

A summary of the Company’s RSU activity during the three months ended March 31, 2015 is presented below:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2015	2,017,412	$4.13	$7,571
Restricted stock units granted	1,045,867	2.68
Restricted stock units released	(318,990)	4.59
Restricted stock units forfeited	(263,547)	3.73

Outstanding – March 31, 2015	2,480,742	$3.50	$3,572

The majority of the RSUs that vested in the three months ended March 31, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the three months ended March 31, 2015, 318,990 shares of RSUs vested with an intrinsic value of approximately $1.0 million. The Company withheld 117,703 shares to satisfy approximately $0.4 million of employees’ minimum tax obligation on the vested RSUs. The withheld shares are returned to the share pool and are available for future grant.

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

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company calculates the compensation expense for the ESPP using the Black-Scholes option-pricing model. There were no ESPP offering periods subject to valuation during the three months ended March 31, 2015 and 2014.

The Company recognized compensation expense related to the ESPP in the amount of $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014. The Company had 356,659 shares of its common stock available for future issuance under the ESPP as of March 31, 2015.

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

Revenues

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$6,652	$9,501
United Kingdom	4,119	5,110
Asia Pacific	3,086	2,279
Rest of EMEA	2,730	2,223
Rest of Americas	829	1,487

Total	$17,416	$20,600

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2015	December 31, 2014
United States	$997	$1,144
India	624	721
United Kingdom	11	13
Japan	1	1

Total	$1,633	$1,879

MERU NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Income Taxes

The Company’s provision for income taxes was $103,000 and $112,000 for the three months ended March 31, 2015 and 2014, consisting primarily of provisions for foreign income taxes.

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

15. Related-Party Transactions

The Company had a reseller in Japan that was a related party by virtue of its ownership of shares of the Company’s stock during the three months ended March 31, 2014. However, as of the third quarter of 2014, this reseller was no longer a related party due to the fact that it no longer owned shares of the Company’s stock. The total revenue from this former related party amounted to $0.3 million for the three month ended March 31, 2014.

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

Our revenues have grown from $1.1 million in 2005 to $90.9 million in 2014 and were $17.4 million and $20.6 million during the three months ended March 31, 2015 and 2014, respectively. It is difficult to predict our revenues in the near term. Our revenues have fluctuated significantly in the past, and may continue to fluctuate in the future. For example, our revenues declined by $14.9 million in 2014 compared to 2013. Further, our revenues during any given quarter depend on multiple factors, including, but not limited to, the amount of orders booked in a prior quarter but not shipped until the given quarter, new orders received and shipped in the given quarter, the amount of deferred revenue recognized in the given quarter and the amount of revenues that meet the accounting standards for revenue recognition. These factors could impact our revenues significantly in any given quarter.

There can be significant seasonal factors that may cause the first quarter of our fiscal year to have relatively weaker products revenues than the second, third and fourth fiscal quarters. Those factors include year-end spending by our customers, end of year sales incentives, the procurement and deployment cycles of our education customers and seasonal reductions in business activities during the summer. The magnitude of this seasonality may be overshadowed by overall growth in product sales, variation in deferred revenue, and the timing of large transactions. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.

We have incurred losses since inception as we grow our business and invest in research and development, sales and marketing, and administrative functions. As of March 31, 2015, we had an accumulated deficit of $294.3 million.

In January 2015, we announced that we had retained Deutsche Bank as our exclusive financial advisor to explore strategic options, including, but not limited to, strategic partnering of our technology and possible sale or merger of the Company. There can be no assurance that our exploration of strategic options will result in a transaction. We have not set a timetable for the completion of this process and do not intend to disclose further developments unless and until our Board of Directors approves a specific action or otherwise concludes the review of strategic options.

In January 2015, we announced a plan of reorganization (the “Restructuring”) pursuant to which, among other things, employees were terminated under a plan of termination. We recorded restructuring charges of $0.7 million during the three months ended March 31, 2015 in connection with the Restructuring relating to one-time employee termination benefits, including severance benefits and other employee termination expenses, and other one-time items. In connection with the efforts to streamline our business structure with the Restructuring, we reduced worldwide headcount by approximately 10%. The majority of these reductions were effective by the end of January 2015. In addition, for the subsequent three months ending June 30, 2015, we currently anticipate recording an additional charge of approximately $0.5 million in connection with the Restructuring. Please refer to Note 5, Cost Reduction Program, for details.

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

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Products revenues	$12,917	$15,833
Support and services revenues	4,499	4,767
Gross margin-products and support and services	60%	62%
Loss from operations (1)	$(7,718)	$(7,556)
Cash and cash equivalents	11,599	25,664
Net cash used in operating activities	(3,114)	(3,780)
(1) Includes stock-based compensation expense of:	$2,136	$1,973

Gross margin. We monitor gross margin to measure our cost efficiencies, including primarily whether our manufacturing costs and component costs are in line with our product revenues and whether our personnel costs associated with our technical support, professional services and training teams are in line with our support and services revenues.

Net cash used in operating activities. We monitor cash flow from operations as a measure of our overall business performance. Our primary uses of cash from operating activities have been for personnel-related expenditures, purchases of inventory, and costs related to our facilities. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization, stock-based compensation expenses, accrued interest on long-term debt, and amortization of issuance costs and warrant expense, thereby allowing us to better understand and manage the cash needs of our business.

Components of Revenues, Costs of Revenues and Operating Expenses

Revenues. We derive our revenues from sales of our products, and support and services. Our total revenues are comprised of the following:

•	Products Revenues — We generate products revenues from sales of our software and hardware products, which primarily consist of our System Director Operating System running our access points and controllers, as well as additional software applications.

•	Support and Services Revenues — We generate support and services revenues primarily from service contracts for our MeruAssure customer support program, which includes software updates, maintenance releases and patches, telephone and internet access to our technical support personnel and hardware support. We also generate support and services revenues from the professional and training services that we provide to our customers.

Costs of Revenues. Our total costs of revenues is comprised of the following:

•	Costs of Products Revenues — A substantial majority of the costs of products revenues consists of third-party manufacturing costs and component costs. Our costs of products revenues also include shipping costs, third-party logistics costs, write-offs for excess and obsolete inventory and warranty costs.

•	Costs of Support and Services Revenues — Costs of support and services revenues are primarily comprised of personnel costs associated with our technical support, professional services and training teams.

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

Interest Expense, Net. During the three months ended March 31, 2015 and 2014, interest expense, net consists primarily of interest expense on debt. As of March 31, 2015, we had $1.8 million of outstanding debt before debt discounts.

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

There have been no significant changes in our accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table presents our historical operating results in dollars (in thousands) and as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2015		2014
REVENUES:
Products	$12,917	74.2%	$15,833	76.9%
Support and services	4,499	25.8	4,767	23.1

Total revenues	17,416	100.0	20,600	100.0

COSTS OF REVENUES:
Products	5,514	31.7	5,875	28.5
Support and services	1,524	8.8	1,902	9.3

Total costs of revenues	7,038	40.4	7,777	37.8

Gross margin	10,378	59.6	12,823	62.2

OPERATING EXPENSES:
Research and development	4,294	24.7	5,452	26.5
Sales and marketing	9,166	52.6	11,629	56.4
General and administrative	2,978	17.1	3,298	16.0
Impairment of goodwill	1,658	9.5	—	—

Total operating expenses	18,096	103.9	20,379	98.9

Loss from operations	(7,718)	(44.3)	(7,556)	(36.7)
Interest expense, net	(164)	(0.9)	(378)	(1.8)
Other expense, net	(52)	(0.3)	(16)	(0.1)

Loss before provision for income taxes	(7,934)	(45.6)	(7,950)	(38.6)
Provision for income taxes	103	0.6	112	0.5

Net loss	$(8,037)	(46.1)%	$(8,062)	(39.1)%

Our total revenues decreased by $3.2 million, or 15.5%, to $17.4 million during the three months ended March 31, 2015 from $20.6 million during the three months ended March 31, 2014. This decrease was primarily the result of decreased demand for our products particularly in the Americas during the three months ended March 31, 2015. The decrease in the United States was primarily the result of the suspension of the Federal Communications Commission’s E-Rate program in February 2014, which subsidized the purchase of approved telecommunications, Internet access, and internal connections costs for our eligible public educational institution customers. After effectively halting E-Rate program funding in February 2014, the Federal Communications Commission announced that it would fund, starting in July 2015, the next two years of E-Rate for internal connections at approximately $1 billion per year.

Products revenues decreased by $2.9 million, or 18.4%, to $12.9 million during the three months ended March 31, 2015 from $15.8 million during the three months ended March 31, 2014. The decrease was primarily a result of a decrease in unit shipments particularly in the United States during the three months ended March 31, 2015.

Support and services revenues decreased by $0.3 million, or 5.6%, to $4.5 million during the three months ended March 31, 2015 from $4.8 million during the three months ended March 31, 2014. This decrease in support and services revenues is a result of marginally lower renewal of support contracts by existing customers.

Costs of Revenue and Gross Margin

Total costs of revenues decreased by $0.7 million, or 9.5%, to $7.0 million during the three months ended March 31, 2015 from $7.8 million during the three months ended March 31, 2014. Overall gross margins, as a percentage of total revenues, decreased to 59.6% during the three months ended March 31, 2015 from 62.2% during the three months ended March 31, 2014. Our product gross margins decreased to 57.3% during the three months ended March 31, 2015 from 62.9% during the three months ended March 31, 2014. This decrease in the product gross margin during the three months ended March 31, 2015 was primarily the result of decreased product shipments and product mix with increased lower margin items. Our support and services gross margins increased to 66.1% during the three months ended March 31, 2015 from 60.1% during the three months ended March 31, 2014. This increase was primarily the result of lower personnel expense.

Operating Expenses

Our operating expenses decreased by $2.3 million, or 11.2%, to $18.1 million during the three months ended March 31, 2015 from $20.4 million during the three months ended March 31, 2014, and increased as a percentage of revenue from 98.9% during the three months ended March 31, 2014 to 103.9% during the three months ended March 31, 2015.

During March 2015, we performed a qualitative impairment testing and identified factors that indicated an impairment of our goodwill. We wrote-off the full carrying value of $1.7 million in goodwill, which is included in the $18.1 million operating expense for the three months ended March 31, 2015.

Research and Development Expenses

Research and development expenses decreased by $1.2 million, or 21.2%, to $4.3 million during the three months ended March 31, 2015 from $5.5 million during the three months ended March 31, 2014. This decrease is primarily the result of a decrease of $0.7 million in research and development personnel costs as a result of reduction in headcount, a decrease of $0.3 million in professional services, and a decrease of $0.2 million in travel expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.5 million, or 21.2%, to $9.2 million during the three months ended March 31, 2015 from $11.6 million during the three months ended March 31, 2014. This decrease is primarily the result of a decrease of $1.8 million in sales and marketing personnel costs as a result of reduction in headcount, a decrease of $0.4 million in travel expenses, a decrease of $0.2 million in conference and seminar expenses, and a decrease of $0.1 million in professional services expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 9.8%, to $3.0 million during the three months ended March 31, 2015 from $3.3 million during the three months ended March 31, 2014. This decrease is primarily the result of a decrease of $0.3 million in general and administrative personnel costs as a result of reduction in headcount, a decrease of $0.2 million in stock-based compensation expense, and a decrease of $0.1 million in licenses and fees expenses, partially offset by an increase of $0.2 million in travel expenses, and an increase of $0.1 million in bad debt expense.

Impairment of goodwill

During the quarter ended March 31, 2015, our stock price declined significantly due to large volume of market sale of our stock, which resulted in a significant reduction in our fair value and market capitalization. The stock price dropped from $3.76 as of December 31, 2014 to $1.44 as of March 31, 2015, and subsequently dropped further. Additionally, our financial net losses continued in the quarter ended March 31, 2015, which resulted in a stockholders’ deficit as of March 31, 2015. As a result, we performed an impairment test and determined that our goodwill was impaired based on qualitative factors as our carrying value was negative. This resulted in a charge of $1.7 million during the quarter ended March 31, 2015.

Interest Expense, net

Interest expense, net decreased by $0.2 million, to $0.2 million during the three months ended March 31, 2015, from $0.4 million during the three months ended March 31, 2014. This decrease was primarily due to the paydown of the principal balances on our long-term debt related to the $12.0 million loan agreement entered into with VLL in June 2012.

Provision for Income Taxes

Our provision for income taxes decreased by $9,000, or 8.0%, to $103,000 during the three months ended March 31, 2015, from $112,000 during the three months ended March 31, 2014. This decrease in the provision for income taxes was due to lower operating income in our international entities.

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

Amounts outstanding under the VLL Term Loan Agreement may become due and payable on demand upon the occurrence of certain customary events of default, including our failure to make payments when due, failure to observe the covenants in the loan agreement (subject to a designated grace period in certain cases), our bankruptcy and certain adverse judgments or adverse regulatory actions or determinations against us. A default interest rate equal to 5.0% plus the otherwise applicable interest rate applies from and after the occurrence of any event of default. As of March 31, 2015, the Company was in compliance with all of its loan covenants. As of March 31, 2015, we had debt outstanding under the loan in the amount of $1.8 million, before debt discounts, that bears a fixed interest rate of 12% per year.

As of March 31, 2015, we had cash and cash equivalents of $11.6 million as compared to cash and cash-equivalents balance of $14.9 million as of December 31, 2014.

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been related to personnel and other operating expenditures. Our cash flows from operating activities will continue to be impacted by working capital requirements as well as the level of operating expenses and revenues. Total cash used in operating activities was $3.1 million during the three months ended March 31, 2015. Total cash used in operating activities was $3.8 million during the three months ended March 31, 2014.

During the three months ended March 31, 2015, cash used in operating activities of $3.1 million reflected a net loss of $8.0 million, partially offset by non-cash charges of $4.4 million and changes in our net operating assets and liabilities of $0.6 million. The non-cash charges were mainly comprised of $2.1 million in stock-based compensation, $1.7 million in impairment of goodwill, $0.3 million in depreciation and amortization, $0.1 million in net provision for bad debt and $0.1 million in accrued interest on long-term debt. The changes in our net operating assets and liabilities were comprised of a decrease of $5.0 million in accounts receivable that was partially offset by an aggregate decrease of $3.4 million in accounts payable and accrued liabilities, an increase of $0.7 million in inventory and a decrease of $0.5 million in deferred revenues.

Cash used in operating activities was $3.8 million during the three months ended March 31, 2014, which was primarily the result of a net loss of $8.1 million, partially offset by non-cash charges of $2.7 million and changes in our net operating assets and liabilities of $1.6 million. The non-cash charges were mainly comprised of $2.0 million in stock-based compensation, $0.4 million in depreciation and amortization and $0.2 million in accrued interest on long-term debt. The changes in our net operating assets and liabilities were comprised of a decrease of $6.8 million in accounts receivable that was partially offset by an aggregate decrease of $3.9 million in accounts payable and accrued liabilities, an increase of $0.7 million in inventory and a decrease of $0.7 million in deferred revenues.

Cash Flows from Investing Activities

Cash provided by investing activities was $1.2 million during the three months ended March 31, 2015, which was primarily the result of $1.3 million in proceeds from sale of our cost method investment which was partially offset by $0.1 million in capital expenditures. During the three months ended March 31, 2014, cash used in investing activity solely consisted of $0.3 million in capital expenditures.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, cash used in financing activities was $1.4 million, which was primarily comprised of payments on our long-term debt of $1.0 million and a net payment of $0.4 million related to net share settlement of our equity awards including payment of related taxes.

During the three months ended March 31, 2014, cash used in financing activities was $1.2 million, which was primarily comprised of payments on our long-term debt of $0.9 million and a net payment of $0.2 million related to net share settlement of our equity awards including payment of related taxes.

Capital Resources

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities and overall economic conditions. Although management believes existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for the next 12 months, it may be necessary thereafter to finance our future operations and capital expenditures by raising additional capital or incurring additional debt. However, there can be no assurances that capital will be available on acceptable terms to us or at all, or that we will ever achieve profitable operations. If we are not able to raise additional capital or access additional debt in sufficient amounts to found our operations in the future, it could have a negative impact on our business plans.

Contractual Obligations

There were no significant changes during the three months ended March 31, 2015 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. We are obligated to make principal and interest payments on our debt. Our long-term debt carries a fixed interest rate of 12%. As of March 31, 2015, our obligation to make principal, interest and other payments on our debt totaled $3.8 million.

As of March 31, 2015, we had operating lease obligations of $5.7 million, of which the longest remaining lease expires in 2020. We have the option to renew our operating lease in India for an additional five years. Our outstanding purchase commitments of $7.3 million are due within the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off balance sheet arrangements as defined in Item  303(a)(4) of the SEC’s Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, British pound sterling and Japanese yen relative to the U.S. dollar. To date, we have not entered into any hedging contracts. During the three months ended March 31, 2015, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our earnings, fair values, or cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $11.6 million and $14.9 million as of March 31, 2015 and December 31, 2014. These amounts were held primarily in cash deposits and money market funds. Cash and cash equivalents are held for working capital purposes. We do not use derivative financial instruments to hedge the risk of interest rate volatility. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, will reduce future interest income. During the three months ended March 31, 2015, a 10% increase or decrease in overall interest rates would not have had a material impact on our earnings, fair values, or cash flows.

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

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to other risks listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include, but are not limited to:

•	fluctuations in demand, including due to seasonality, for our products and services. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters; we have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future;

•	fluctuations in sales cycles, including the timing of large orders, and prices for our products and services;

•	given the long lead times for the manufacture of our products, our ability to manage and maintain an appropriate level of product inventory in order to be able to ship products ordered during a quarter;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	variation in sales channels, product costs or mix of products sold;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

•	delays in customer purchasing cycles in response to our introduction of new products or product transitions;

•	customer acceptance of new product introductions. For example, we continue to introduce new access points based on 802.11ac technology, including the wall plate access point in November 2014. These new products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers might have recently purchased our 802.11n access points and are not ready to further invest in the newer 802.11ac technology. In addition, these target customers might not have previously purchased products based on 802.11ac technology and might not have a specific budget for the purchase of these products;

•	unpredictability in the development of core, new or adjacent markets, including the cloud networking market with respect to our new XPress Cloud product;

•	the timing of product releases or upgrades by us or by our competitors;

•	our ability to execute our sales strategy focusing primarily on customers in our key verticals of education, hospitality, healthcare and enterprise;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any increase or decrease in operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	the quality and level of our execution of our business strategy and operating plan;

•	the effectiveness of our sales and marketing programs, including our ability to provide attractive incentives to our channel partners and customers through our pricing and discount programs;

•	our ability to derive anticipated benefits from our investments in sales, marketing, engineering or other activities; and

•	the effect of impairment testing of our goodwill in connection with prior acquisitions; for example, in the first quarter of 2015, we incurred a non-cash accounting charge of $1.7 million in connection with the goodwill impairment loss.

We have incurred significant losses since inception, and could continue to incur losses in the future.

We have incurred significant losses since our inception, including net losses of $8.0 million and $8.1 million during the three months ended March 31, 2015 and 2014, respectively, and a net loss of $20.9 million for the twelve months ended December 31, 2014. As of March 31, 2015 and December 31, 2014, we had an accumulated deficit of $294.3 million and $286.3 million, respectively. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We expect to incur operating losses in the future, including through 2015 as a result of the expenses associated with the continued development and expansion of our business. In January 2015, we announced cost and expense reductions and we reduced the approximate range of quarterly revenues necessary to reach operating break-even. However, we will continue to incur operating losses if we do not achieve such quarterly revenues or if our cost and expense reduction efforts are not successful. If we continue to incur operating losses, we may be required to further restructure the business in the future, including further cost and expense reductions. Additionally, we may also be affected by the timing of litigation defense costs. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute our business strategy, the continued acceptance of our products, the timing and size of orders, the average selling prices of our products, the costs of our products, and the level of investment in sales and marketing, research and development, and general and administrative resources. Even if we do achieve profitability, we may not be able to sustain or increase that profitability. As a result, our business could be harmed and our stock price could decline.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our cash and cash equivalents balance at March 31, 2015 was $11.6 million. While as a result of expense reductions commenced in January 2015 we have reduced the range of quarterly revenues to reach operating break-even, we will continue to incur operating losses if we do not achieve quarterly revenues in that reduced revenue range or if we are not able to recognize the intended benefits of our expense reduction efforts. Operating losses will continue to decrease our cash and we may have to delay product development efforts and/or our customers may be hesitant to continue to do business with us, in which case our business would be harmed. We may need to raise substantial additional capital or incur additional debt in order to:

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

In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Cisco’s acquisition of Meraki and Enterasys Networks’ acquisition by Extreme Networks, Zebra Technologies Corporation’s acquisition of the Enterprise division of Motorola Solutions, as well as the currently contemplated acquisition of Aruba Networks by Hewlett-Packard. As a result of such acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete with us. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized wireless networking companies and, consequently, customers’ willingness to purchase from such companies.

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

Our success is substantially dependent upon the continued service and performance of our management team. All of our executive officers are at-will employees, and therefore may terminate employment with us at any time. The loss of the service of any member of our management team, or any other key employee, may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. In January 2015, we announced a restructuring of our business, which included a reduction of headcount from approximately 380 to approximately 350 employees. This reduction of headcount included members of executive management and other key employees. Remaining employees may be uncertain about the prospects of our business and attrition from remaining employees, including key management employees, may increase. If we continue to lose the services of key employees, including in the near term, our business would be harmed.

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

We have historically generated a substantial portion of our revenues from sales to educational institutions. Public schools in the United States generally receive funding from local and state tax and bond revenue, and from federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. We believe that the funding for a substantial portion of our sales to educational institutions comes from federal funding, in particular the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connections costs for eligible public educational institutions. In the event that the federal government reduces the amounts dedicated to the E-Rate program in future periods, or eliminates the program completely, our sales to educational institutions may be reduced. As of July 2014, after effectively halting E-Rate program funding in February 2014, the Federal Communications Commission announced that it would fund the next two years of E-Rate for internal connections at approximately $1 billion per year. We currently expect federal E-Rate funds disbursements to schools to recommence starting in July 2015, but it is possible that the recommencement of this program may be further delayed. We continue to monitor the developments in E-Rate, but there can be no assurance that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.

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

We derive a significant portion of our revenues from customers outside the U.S. During the three months ended March 31, 2015 and 2014, 62% and 54% of our revenues were derived from customers outside of the U.S. While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

Sales through our channel partners accounted for 97% of our total net revenues during both three months ended March 31, 2015 and 2014. To the extent our channel partners are unsuccessful in selling our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected.

Our largest distributor customers have historically distributed a significant amount of our products worldwide. Resale of product through Westcon Group, SiraCom, Ingram Micro and NOX Co. accounted for 57% of our worldwide net revenues during the three months ended March 31, 2015. Resale of product through Westcon Group, Ingram Micro, Scansource Catalyst and SiraCom accounted for 67% of our worldwide net revenues during the three months ended March 31, 2014.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties, including some of our competitors, have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. We have recently been in discussions with one party regarding potentially licensing patents that such third party claims we are infringing in return for royalty payments. No agreement has been reached. However, any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, require us to enter into royalty or licensing agreements, or require expensive changes to our products. As a result, these claims could materially and adversely affect our business, results of operations, cash flows and financial position. For example:

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management estimates include implicit service periods for revenue recognition, litigation and settlement costs, other loss contingencies, sales returns and allowances, allowance for doubtful accounts, inventory valuation, reserve for warranty costs, valuation of deferred tax assets, loss contingency estimates, fair value of common stock, stock-based compensation expense, fair value of warrants and fair value of earn-out consideration.

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

Most of our sales are on an open credit basis, with typical payment terms of net 30 days in the U.S. and, because of local customs or conditions, longer in some markets outside the U.S. If any of our VARs, distributors or customers becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed. As we seek to expand our business into the small-and-medium enterprise and medium-and-large enterprise markets, we may take orders directly from end user customers. As such, we would have to expand our systems and processes to accommodate this direct business. We have limited history in these markets and if we are unable to adapt our business processes to confirm creditworthiness of our end user customers, our business could be harmed. For instance, recently we had a bad check issued to us from a foreign end user customer.

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

Furthermore, if the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may seek to dispose of the investment. In March 2015, we sold our ownership interest in a private company and disposed of these shares at the original purchase price. However, gains or losses from any equity securities we acquire in the future could vary from expectations depending on gains or losses realized on the sale or exchange of securities and impairment charges related to debt instruments as well as equity and other investments.

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

As of March 31, 2015, approximately 24.3 million shares of our common stock were issued and outstanding. At that date, we had outstanding options and other rights to acquire approximately 5.0 million shares of our common stock, including stock options, restricted stock units, restricted stock and shares anticipated to be purchased under our ESPP at the next purchase date, to the extent such securities become vested and are exercised as permitted by the provisions of the plans and agreements applicable to those securities. The weighted-average exercise price for options was $4.87 per share as of March 31, 2015. In addition, on March 31, 2015, there were outstanding warrants to purchase 0.5 million shares of our common stock at a weighted average exercise price of $2.05 per share. If a substantial amount of these additional shares are issued and are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, our existing stockholders will suffer dilution of their percentage ownership of outstanding common stock.

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

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	Annual Meeting Agreement between Meru Networks, Inc. and the Vertex Group (as defined therein), dated March 4, 2015.					x

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x

101.CAL	XBRL Taxonomy Calculation Linkbase Document					x

101.LAB	XBRL Taxonomy Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2015

MERU NETWORKS, INC.

By:	/s/ Dr. Bami Bastani
Dr. Bami Bastani President, Chief Executive Officer and Director (Principal Executive Officer)

MERU NETWORKS, INC.

By:	/s/ Brian R. McDonald
Brian R. McDonald Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	Annual Meeting Agreement between Meru Networks, Inc. and the Vertex Group (as defined therein), dated March 4, 2015.					x

31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					x

32.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2	Certificate of Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101 INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x

101.CAL	XBRL Taxonomy Calculation Linkbase Document					x

101.LAB	XBRL Taxonomy Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x